Form 10-Q
period 2005-06-30
CITIGROUP FAIRFIELD FUTURES FUND LP II
filed 2005-08-15
CIK 1276262

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2005

Commission File Number 0-51282

CITIGROUP FAIRFIELD FUTURES FUND L.P. II

(Exact name of registrant as specified in its charter)

New York	56-2421596
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Citigroup Managed Futures LLC
399 Park Avenue – 7th Fl.
New York, New York 10022

(Address and Zip Code of principal executive offices)

(212) 559-2011

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes         No X

CITIGROUP FAIRFIELD FUTURES FUND L.P. II

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at June 30, 2005 and December 31, 2004 (unaudited).	3
	Condensed Schedules of Investments at June 30, 2005 and December 31, 2004 (unaudited).	4 – 5
	Statements of Income and Expenses and Partners' Capital for the three and six months ended June 30, 2005, the three months ended June 30, 2004 and the period from March 15, 2004 to June 30, 2004 (unaudited).	6
	Statements of Cash Flows for the three and six months ended June 30, 2005, the three months ended June 30, 2004 and the period from March 15, 2004 to June 30, 2004 (unaudited).	7
	Notes to Financial Statements (unaudited).	8 – 12
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	13 – 15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16
Item 4.	Controls and Procedures.	17
PART II - Other Information		18

PART I

Item 1.    Financial Statements

Citigroup Fairfield Futures Fund L.P. II
Statements of Financial Condition
(Unaudited)

	June 30, 2005	December 31, 2004
Assets:
Equity in commodity futures trading account:
Cash (restricted $9,683,326 and $10,590,831 in 2005 and 2004, respectively)	$79,539,284	$81,389,833
Net unrealized appreciation on open futures positions	1,096,764	1,408,251
Unrealized appreciation on open forward contracts	2,233,538	3,660,825
	82,869,586	86,458,909
Interest receivable	48,756	13,979
	$82,918,342	$86,472,888
Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$2,120,978	$2,493,982
Accrued expenses:
Commissions	298,827	320,073
Management fees	132,072	141,481
Administrative fees	33,018	35,370
Due to Citigroup Global Markets	30,442	48,573
Other	151,736	136,545
Redemptions payable	901,870	1,587,812
	3,668,943	4,763,836
Partners' Capital:
General Partner, 724.0407 Unit equivalents outstanding in 2005 and 2004	568,698	657,168
Special Limited Partner, 100.0000 Redeemable Units of Limited Partnership Interest Outstanding in 2005 and 2004, respectively	78,545	90,764
Limited Partners, 100,072.8557 and 89,198.8286 Redeemable Units of Limited Partnership Interest outstanding in 2005 and 2004, respectively	78,602,156	80,961,120
	79,249,399	81,709,052
	$82,918,342	$86,472,888

See Accompanying Notes to Financial Statements.

Citigroup Fairfield Futures Fund L.P. II
Condensed Schedule of Investments
June 30, 2005
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Unrealized depreciation on forward contracts (2.06)%	(1,633,754)
	Unrealized appreciation on forward contracts 2.50%	1,984,744
Total Currencies 0.44%		350,990
Total Energy (0.18)%	Futures contracts sold (0.18)%	(142,473)
Total Grains (0.09)%	Futures contracts sold (0.09)%	(75,077)
Total Interest Rates Non-U.S. 0.66%	Futures contracts purchased 0.66%	524,804
Total Interest Rates U.S. 0.43%	Futures contracts purchased 0.43%	341,828
Total Livestock 0.01%	Futures contracts sold 0.01%	5,673
Metals
	Unrealized depreciation on forward contracts (0.61)%	(487,224)
	Unrealized appreciation on forward contracts 0.31%	248,794
Total Metals (0.30)%		(238,430)
Total Softs (0.02)%	Futures contracts purchased (0.02)%	(16,220)
Total Indices 0.58%	Futures contracts purchased 0.58%	458,229
Total Fair Value 1.53%		$1,209,324

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$3,483	0.29%
France	58,828	4.87
Germany	444,082	36.72
Hong Kong	2,997	0.25
Japan	46,693	3.86
Spain	151,628	12.54
United Kingdom	156,540	12.94
United States	345,073	28.53
	$1,209,324	100.00%

Percentages are based on Partners' Capital unless otherwise indicated.

See Accompanying Notes to Financial Statements.

Citigroup Fairfield Futures Fund L.P. II
Condensed Schedule of Investments
December 31, 2004
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Unrealized depreciation on forward contracts (1.50)%	$(1,228,227)
	Unrealized appreciation on forward contracts 3.39%	2,770,355
Total Currencies 1.89%		1,542,128
Energy 0.22%	Futures contracts sold 0.22%	177,928
Grains (0.03)%	Futures contracts sold (0.03)%	(23,961)
Interest Rates Non-U.S. 0.18%	Futures contracts purchased 0.18%	146,737
Interest Rates U.S.
	Futures contracts sold 0.03%	23,093
	Futures contracts purchased 0.31%	251,442
Total Interest Rates U.S. 0.34%		274,535
Livestock (0.01)%	Futures contracts purchased (0.01)%	(5,160)
Metals
	Futures contracts purchased (0.11)%	(87,350)
	Unrealized depreciation on forward contracts (1.55)%	(1,265,755)
	Unrealized appreciation on forward contracts 1.09%	890,470
	Total forward contracts (0.46)%	(375,285)
Total Metals (0.57)%		(462,635)
Softs (0.03)%	Futures contracts purchased (0.03)%	(20,422)
Indices
	Futures contracts sold 0.01%	5,880
	Futures contracts purchased 1.15%	940,064
Total Indices 1.16%		945,944
Total Fair Value 3.15%		$2,575,094

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$(3,365)	(0.13)%
France	(2,885)	(0.11)
Germany	126,129	4.90
Hong Kong	(515)	(0.02)
Japan	130,426	5.06
Spain	139,237	5.41
United Kingdom	(140,006)	(5.44)
United States	2,326,073	90.33
	$2,575,094	100.00%

Percentages are based on Partners' capital unless otherwise indicated.

See Accompanying Notes to Financial Statements.

Citigroup Fairfield Futures Fund L.P. II
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended June 30,		Six Months Ended	Period From March 15, 2004 (Commencement of Trading Operations) To June 30,
	2005	2004	2005	2004
Income:
Net gains (losses) on trading of commodity interests:
Realized losses on closed positions	$(5,162,261)	$(4,594,264)	$(8,335,107)	$(4,870,360)
Change in unrealized gains (losses) on open positions	2,517,538	(1,375,353)	(1,365,770)	(1,256,400)
	(2,644,723)	(5,969,617)	(9,700,877)	(6,126,760)
Interest income	454,321	72,220	832,106	82,239
	$(2,190,402)	$(5,897,397)	$(8,868,771)	$(6,044,521)
Expenses:
Brokerage commissions including clearing fees of $10,547, $8,257, $24,544 and $9,301, respectively	962,561	519,444	1,953,647	580,892
Management fees	391,938	218,974	793,522	245,610
Administrative fees	97,984	54,741	198,380	61,400
Other	33,602	24,992	69,857	28,992
	1,486,085	818,151	3,015,406	916,894
Net loss	(3,676,487)	(6,715,548)	(11,884,177)	(6,961,415)
Additions – Limited Partners	5,981,000	29,308,000	15,021,000	29,308,000
– General Partners	—	295,000	—	295,000
Redemptions	(2,855,529)	(182,328)	(5,596,476)	(182,328)
Net increase (decrease) in Partners' capital	(551,016)	22,705,124	(2,459,653)	22,459,257
Proceeds from Offering – Limited Partners	—	—	—	28,502,000
– Special Limited
Partners	—	—	—	100,000
– General Partners	—	—	—	286,000
Offering costs	—	—	—	(75,000)
Partners' capital, beginning of period	79,800,415	28,567,133	81,709,052	—
Partners' capital, end of period	$79,249,399	$51,272,257	$79,249,399	$51,272,257
Net asset value per Redeemable Unit (100,896.8964 and 60,543.6713 Redeemable Units outstanding at June 30, 2005 and 2004, respectively)	$785.45	$846.86	$785.45	$846.86
Net loss per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(37.27)	$(142.03)	$(122.19)	$(153.14)
Redemption Net asset value per Unit	$785.72	$847.91	$785.72	$847.91

See Accompanying Notes to Financial Statements.

Citigroup Fairfield Futures Fund L.P. II
Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,	Period from March 15, 2004 (Commencement of Trading Operations) to June 30,
	2005	2004	2005	2004
Cash flows from operating activities:
Net income (loss)	$(3,676,487)	$(6,715,548)	$(11,884,177)	$(6,961,415)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(2,668,420)	(1,238,098)	907,505	(4,124,815)
(Increase) decrease in net unrealized appreciation on open futures positions	(1,096,765)	165,517	311,486	—
(Increase) decrease in unrealized appreciation on open forward contracts	(1,039,779)	(252,235)	1,427,287	(252,235)
(Increase) decrease in interest receivable	2,465	(1,674)	(34,777)	(11,693)
Increase (decrease) in unrealized depreciation on open futures contracts	(546,252)	888,949	—	888,949
Increase (decrease) in unrealized depreciation on open forward contracts	165,258	573,122	(373,003)	619,687
Accrued expenses:
Increase (decrease) in commissions	(11,978)	130,695	(21,246)	190,759
Increase (decrease) in management fees	(5,242)	57,787	(9,409)	84,423
Increase (decrease) in administrative fees	(1,311)	14,446	(2,352)	21,105
Increase (decrease) in other	(20,611)	24,383	15,191	28,383
Net cash provided by (used in) operating activities	(8,899,122)	(6,352,656)	(9,663,495)	(9,516,852)
Cash flows from financing activities:
Proceeds from additions – Limited Partners	5,981,000	29,308,000	15,021,000	29,308,000
Proceeds from additions – General Partner	—	295,000	—	295,000
Payments for offering costs	(9,691)	(8,804)	(18,131)	66,196
Payments for redemptions – Limited Partners	(2,782,993)	(125,518)	(6,282,418)	(125,518)
Net cash provided by (used in) Financing activities	3,188,316	29,468,678	8,720,451	29,543,678
Net change in Cash	(5,710,806)	23,116,022	(943,044)	20,026,826
Unrestricted cash, at beginning of period	75,566,764	25,723,804	70,799,002	28,813,000
Unrestricted cash, at end of period	$69,855,958	$48,839,826	$69,855,958	$48,839,826

See Accompanying Notes to Financial Statements.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2005
(Unaudited)

1.    General:

Citigroup Fairfield Futures Fund L.P. II (the "Partnership") is a limited partnership which was organized on December 18, 2003 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

During the initial offering period (January 12, 2004 through March 12, 2004), the Partnership sold 28,601 redeemable units of Limited Partnership Interest ("Redeemable Units") and 285 Units of General Partnership Interest. The Partnership commenced trading on March 15, 2004.

Citigroup Managed Futures LLC, acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of June 30, 2005, all trading decisions for the Partnership are made by Graham Capital Management, L.P. (the "Advisor").

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2005 and December 31, 2004 and the results of its operations and cash flows for the three and six months ended June 30, 2005, the three months ended June 30, 2004 and the period from March 15, 2004 to June 30, 2004. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's Annual Report for the year ended December 31, 2004.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2005
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2005, the three months ended June 30, 2004 and the period from March 15, 2004 (commencement of trading operations) to June 30, 2004 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period March 15, 2004 (commencement of trading operations) to June 30,
	2005	2004	2005	2004
Net realized and unrealized losses*	$(36.58)	$(137.46)	$(119.84)	$(147.63)
Interest income	4.52	1.41	8.41	1.76
Expenses **	(5.21)	(5.98)	(10.76)	(7.27)
Decrease for the period	(37.27)	(142.03)	(122.19)	(153.14)
Net Asset Value per Redeemable Unit, beginning of period	822.72	988.89	907.64	1,000.00
Net Asset Value per Redeemable Unit, end of period	$785.45	$846.86	$785.45	$846.86
Redemption/subscription value per Redeemable Unit versus Net Asset value per Redeemable Unit	0.27	1.05	0.27	1.05
Redemption/subscription value per Redeemable Unit, end of period***	$785.72	$847.91	$785.72	$847.91

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

***	For the purpose of a redemption/subscription, any remaining accrued liability for reimbursement of offering costs will not reduce redemption/subscription net asset value.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2005
(Unaudited)

2.    Financial Highlights (continued):

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period March 15, 2004 (commencement of trading operations) to June 30,
	2005	2004	2005	2004
Ratio to average net assets: ****
Net investment loss before incentive fees *****	(5.3)%	(7.5)%	(5.4)%	(7.2)%
Operating expenses	7.6%	8.2%	7.7%	7.9%
Incentive fees	—%	—%	—%	—%
Total expenses	7.6%	8.2%	7.7%	7.9%
Total return:
Total return before incentive fees	(4.5)%	(14.4)%	(13.5)%	(15.3)%
Incentive fees	—%	—%	—%	—%
Total return after incentive fees	(4.5)%	(14.4)%	(13.5)%	(15.3)%

****	Annualized (other than incentive fees)

*****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2005
(Unaudited)

3.    Offering Costs:

Offering and organization costs of $75,000 relating to the issuance and marketing of the partnership's Redeemable Units offered were initially paid by CGM. These costs have been recorded as due to CGM in the statement of financial condition. These costs are being reimbursed to CGM by the Partnership in 24 equal monthly installments (together with interest at the prime rate quoted by the JP Morgan Chase & Co.).

As of June 30, 2005, $44,558 of these costs have been reimbursed to CGM by the Partnership.

In addition, the Partnership has recorded interest expense of $2,707 through June 30, 2005, which is included in other expenses.

The remaining deferred liability for these costs due to CGM of $30,442 (exclusive of interest charges) will not reduce Net Asset Value per Redeemable Unit for any purchase (other than financial reporting), including calculation of advisory and brokerage fees and the redemption value of Redeemable Units.

4.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activities are shown in the Statements of Income and Expenses and Partners' Capital and are discussed in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures positions.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the six months ended June 30, 2005 and the period from March 15, 2004 (commencement of trading operations) to December 31, 2004, based on a monthly calculation, were $582,022 and $972,065, respectively. The fair values of these commodity interests, including options thereon, if applicable, at June 30, 2005 and December 31, 2004, were $1,209,324 and $2,575,094, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

5.    Financial Instrument Risks:

In the normal course of its business, the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options.

Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2005
(Unaudited)

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's assets is CGM.

The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forward and option positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of June 30, 2005. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the second quarter of 2005.

The Partnership's capital consists of capital contributions, as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2005, Partnership capital decreased 3.0% from $81,709,052 to $79,249,399. This decrease was attributable to a net loss from operations of $11,884,177, coupled with the redemption of 6,929.4871 Redeemable Units of Limited Partnership Interest totaling $5,596,476, which was partially offset by the addition of 17,803.5142 Redeemable Units totalling $15,021,000, Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the statements of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statements of income and expenses and partners' capital.

Results of Operations

During the Partnership's second quarter of 2005, the Net Asset Value per Redeemable Unit decreased 4.5% from $822.72 to $785.45 as compared to a decrease of 14.4% in the second quarter of 2004. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2005 of $2,644,723. Losses were primarily attributable to the trading of commodity futures in energy, grains, metals, softs and indices and were partially offset by gains in currencies, U.S. and non-U.S. interest rates and livestock. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2004 of $5,969,617. Losses were primarily attributable to the trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, metals and indices and were partially offset by gains in energy, softs and livestock.

Trading in the second quarter of 2005 began with a continuation of volatile and directionless markets that had characterized the first quarter. Neither financial nor commodity markets provided many profitable trading opportunities for the Partnership's Advisor through most of April. May was a positive period as macro-economic trends emerged and continued into June providing improved trading conditions for the Advisor but not sufficient to make up for April's losses.

Lower interest rates in Europe and the U.S. provided the most profitable trading for the quarter and had a concomitant impact on strengthening the U.S. dollar to recent highs versus the Euro, British pound and Swiss franc. The fixed income markets shrugged off another rate increase by the U.S. Federal Reserve driven by lower inflation reports, weak European markets, and improved productivity. Lower interest rates were favorable for the Advisor's positions in non-U.S. interest rate contracts. Trading in foreign currencies was profitable for the quarter. Volatility in the global equity markets as a result of inflationary concerns and weak earnings reports in April contributed to overall losses for the quarter.

Trading in commodities was likewise unprofitable. A combination of lower inflation expectations and increased supplies disrupted price trends in crude oil, base and precious metals, grains and softs.

During the Partnership's six months ended June 30, 2005, the Net Asset Value per Redeemable Unit decreased 13.5% from $907.64 to $785.45 as compared to a decrease of 15.3% for the six months ended June 30, 2004. The Partnership experienced a net trading loss before brokerage commissions and related fees during the six months ended June 30, 2005 of $9,700,877. Losses were primarily attributable to the trading of commodity futures in currencies, energy, grains, U.S. interest rates, livestock, metals, softs and indices and were partially offset by gains in non-U.S. interest rates. The Partnership experienced a net trading loss before brokerage commissions and related fees during the six months ended June 30, 2004 of $6,126,760. Losses were primarily attributable to the trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, metals and indices and were partially offset by gains in energy, livestock and softs.

Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisor to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.

Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2005 increased by $382,101 and $749,867, respectively, as compared to the corresponding periods in 2004. The increase in interest income is primarily due to higher interest rates during the three and six months ended June 30, 2005 as compared to the three months ended June 30, 2004 and the period from March 15, 2004 to June 30, 2004.

Brokerage commissions are calculated as a percentage of the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and six months ended June 30, 2005 increased by $443,117 and $1,372,755, respectively, as compared to the corresponding periods in 2004. The increase in brokerage commissions is due to higher month-end net assets during the three and six months ended June 30, 2005 as compared to the three months ended June 30, 2004 and the period from March 15, 2004 to June 30, 2004.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2005 increased by $172,964 and $547,912, respectively, as compared to the three months ended June 30, 2004 and the period from March 15, 2004 to June 30, 2004. The increase in management fees is due to higher month- end net assets during the three and six months ended June 30, 2005 as compared to the three months ended June 30, 2004 and the period from March 15, 2004 to June 30, 2004.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and six months ended June 30, 2005 increased by $43,243 and $136,980, respectively, as compared to the corresponding periods in 2004. The increase in administrative fees is due to higher month-end net assets during the three and six months ended June 30, 2005 as compared to the three months ended June 30, 2004 and the period from March 15, 2004 to June 30, 2004.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no profit share allocations earned for the three or six months ended June 30, 2005 or the three months ended June 30, 2004 and the period from March 15, 2004 to June 30, 2004.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Partnership is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Partnership's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership's main line of business.

Market movements result in frequent changes in the fair market value of the Partnership's open positions and, consequently, in its earnings and cash flow. The Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership's open positions and the liquidity of the markets in which it trades.

The Partnership rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership's past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.

Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2005 and the highest, lowest and average values during the three months ended June 30, 2005. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2005, the Partnership's total capitalization was $79,249,399. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Registration Statement on Form 10 filed on July 12, 2005.

June 30, 2005
(Unaudited)

			Three months ended June 30, 2005
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies
– OTC	$3,136,089	3.96%	$3,136,089	$419,097	$1,469,573
Energy	137,750	0.17%	954,875	7,500	166,867
Grains	67,900	0.08%	71,950	18,900	43,233
Interest Rates U.S.	689,950	0.87%	746,950	8,192	385,614
Interest Rates Non-U.S.	693,674	0.88%	1,701,335	115,553	773,390
Livestock	14,400	0.02%	15,200	10,400	14,800
Metals
– OTC	169,422	0.21%	1,522,004	105,083	268,650
Softs	47,621	0.06%	281,922	47,621	152,404
Indices	4,190,046	5.29%	4,195,434	174,053	1,969,896
Total	$9,146,852	11.54%

*	Average of month-end Values at Risk

Item 4.    Controls and Procedures

The General Partner of the Partnership, with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) with respect to the Partnership within 90 days of the filing date of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Item 3 "Legal Proceedings" in the Partnership's Registration Statement on Form 10 filed on July 12, 2005.

Enron-Related Civil Actions

On June 13, 2005, Citigroup announced a settlement of the Enron class action litigation (Newby, et al. v. Enron Corp., et al.) currently pending in the United States District Court for the Southern District of Texas, Houston Division. This settlement resolves all claims against Citigroup brought on behalf of the class of purchasers of publicly traded equity and debt securities issued by Enron and Enron-related entities between September 9, 1997 and December 2, 2001. The settlement, which involves a pre-tax payment of $2.0 billion to the settlement class, is fully covered by Citigroup's existing litigation reserves. It is subject to approval by the Board of Regents of the University of California (the lead plaintiff), the Citigroup Board and the District Court in Texas.

Mutual Funds

On May 31, 2005, Citigroup announced that Smith Barney Fund Management LLC and Citigroup Global Markets completed a settlement with the SEC resolving an investigation by the SEC into matters relating to arrangements between certain Smith Barney mutual funds, an affiliated transfer agent and an unaffiliated sub-transfer agent. Under the terms of the settlement, Citigroup agreed to pay fines totaling $208.1 million. The settlement, in which Citigroup neither admitted nor denied any wrongdoing or liability, includes allegations of willful misconduct by Smith Barney Fund Management LLC and Citigroup Global Markets in failing to disclose aspects of the transfer agent arrangements to certain mutual fund investors.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2005 there were additional sales of 7,563.5236 Redeemable Units of Limited Partnership totaling $5,981,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under section 4(2) of the Securities Act of 1933, as amended and section 506 of Regulation D promulgated thereunder.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2005 - April 30, 2005	1,010.0560	$775.93	N/A	N/A
May 1, 2005 - May 31, 2005	1,504.2639	$777.74	N/A	N/A
June 1, 2005 - June 30, 2005	1,147.8256	$785.72	N/A	N/A
Total	3,662.1455	$779.80	N/A	N/A

* Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days' notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership's business in connection with effecting redemptions for Limited Partners.

** Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Registration Statement on Form 10 filed on July 12, 2005.

Exhibit – 31.1 – Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

Exhibit – 31.2 – Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)

Exhibit – 32.1 – Section 1350 Certification (Certification of President and Director).

Exhibit – 32.2 – Section 1350 Certification (Certification of Chief Financial Officer and Director).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIGROUP FAIRFIELD FUTURES FUND L.P. II

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel, President and Director
Date:	August 15, 2005
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	August 15, 2005