Form 10-Q
period 2005-09-30
CITIGROUP FAIRFIELD FUTURES FUND LP II
filed 2005-11-14
CIK 1276262

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2005

Commission File Number 000-51282

CITIGROUP FAIRFIELD FUTURES FUND L.P. II

(Exact name of registrant as specified in its charter)

New York	56-2421596
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Citigroup Managed Futures LLC
731 Lexington Ave. — 25th Floor
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

Yes         No X

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes         No X

CITIGROUP FAIRFIELD FUTURES FUND L.P. II

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at September 30, 2005 and December 31, 2004 (unaudited).	3
	Condensed Schedules of Investments at September 30, 2005 and December 31, 2004 (unaudited).	4 – 5
	Statements of Income and Expenses and Partners' Capital for the three and nine months ended September 30, 2005, the three months ended September 30, 2004 and the period from March 15, 2004 to September 30, 2004 (unaudited).	6
	Statements of Cash Flows for the three and nine months ended September 30, 2005, the three months ended September 30, 2004 and the period from March 15, 2004 to September 30, 2004 (unaudited).	7
	Notes to Financial Statements (unaudited).	8 – 12
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	13 – 15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16
Item 4.	Controls and Procedures.	17
PART II - Other Information		18

PART I

Item 1.    Financial Statements

Citigroup Fairfield Futures Fund L.P. II
Statements of Financial Condition
(Unaudited)

	September 30, 2005	December 31, 2004
Assets:
Equity in commodity futures trading account:
Cash (restricted $3,934,672 and $10,590,831 in 2005 and 2004, respectively)	$81,873,837	$81,389,833
Net unrealized appreciation on open futures positions	596,207	1,408,251
Unrealized appreciation on open forward contracts	1,788,578	3,660,825
	84,258,622	86,458,909
Interest receivable	57,972	13,979
	$84,316,594	$86,472,888
Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$1,136,377	$2,493,982
Accrued expenses:
Commissions	307,640	320,073
Management fees	136,165	141,481
Administrative fees	34,041	35,370
Due to CGM for offering costs	20,551	48,573
Other	35,577	136,545
Redemptions payable	3,955,589	1,587,812
	5,625,940	4,763,836
Partners' Capital:
General Partner, 724.0407 Unit equivalents outstanding in 2005 and 2004	582,918	657,168
Special Limited Partner, 100.0000 Redeemable Units of Limited Partnership Interest Outstanding in 2005 and 2004	80,509	90,764
Limited Partners, 96,917.6511 and 89,198.8286 Redeemable Units of Limited Partnership Interest outstanding in 2005 and 2004, respectively	78,027,227	80,961,120
	78,690,654	81,709,052
	$84,316,594	$86,472,888

See Accompanying Notes to Financial Statements.

Citigroup Fairfield Futures Fund L.P. II
Condensed Schedule of Investments
September 30, 2005
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Futures contracts purchased (0.00)%*	$(875)
	Unrealized depreciation on forward contracts (0.51)%	(398,693)
	Unrealized appreciation on forward contracts 1.00%	786,330
	Total forward contracts 0.49%	387,637
Total Currencies 0.49%		386,762
Energy 0.09%	Futures contracts purchased 0.09%	73,851
Grains
	Futures contracts sold 0.04%	30,454
	Futures contracts purchased 0.02%	13,550
Total Grains 0.06%		44,004
Interest Rates Non-U.S.
	Futures contracts sold 0.01%	8,057
	Futures contracts purchased (0.10)%	(80,547)
Total Interest Rates Non-U.S. (0.09)%		(72,490)
Interest Rates
	Futures contracts sold 0.02%	18,094
	Futures contracts purchased (0.01)%	(7,617)
Total Interest Rates 0.01%		10,477
Metals
	Unrealized depreciation on forward contracts (0.93)%	(737,684)
	Unrealized appreciation on forward contracts 1.27%	1,002,248
Total Metals 0.34%		264,564
Softs
	Futures contracts sold 0.01%	8,097
	Futures contracts purchased 0.13%	101,864
Total Softs 0.14%		109,961
Indices
	Futures contracts sold (0.00)%*	(4,087)
	Futures contracts purchased 0.55%	435,366
Total Indices 0.55%		431,279
Total Fair Value 1.59%		$1,248,408

Country Composition	Investments at Fair Value	% of Investments at Fair Value
France	$73,288	5.87%
Germany	(41,895)	(3.35)
Hong Kong	20,328	1.63
Japan	182,169	14.59
Spain	91,439	7.32
United Kingdom	215,950	17.30
United States	707,129	56.64%
	$1,248,408	100.00%

Percentages are based on Partners' capital unless otherwise indicated.

* Due to rounding

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

See Accompanying Notes to Financial Statements.

Citigroup Fairfield Futures Fund L.P. II
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	Period From March 15, 2004 (Commencement of Trading Operations) To September 30,
	2005	2004	2005	2004
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$2,930,058	$(5,267,414)	$(5,405,049)	$(10,137,774)
Change in unrealized gains (losses) on open positions	39,084	4,001,522	(1,326,686)	2,745,122
	2,969,142	(1,265,892)	(6,731,735)	(7,392,652)
Interest income	573,336	144,974	1,405,442	227,213
	3,542,478	(1,120,918)	(5,326,293)	(7,165,439)
Expenses:
Brokerage commissions including clearing fees of $18,592, $13,777, $43,136 and $23,078, respectively	982,651	701,297	2,936,298	1,282,189
Management fees	412,381	293,245	1,205,903	538,855
Administrative fees	103,094	73,312	301,474	134,712
Other	25,833	54,407	95,690	83,399
	1,523,959	1,122,261	4,539,365	2,039,155
Net income (loss)	2,018,519	(2,243,179)	(9,865,658)	(9,204,594)
Additions – Limited Partners	5,440,000	16,500,000	20,461,000	45,808,000
– General Partner	—	100,000	—	395,000
Redemptions	(8,017,264)	(4,894,671)	(13,613,740)	(5,076,999)
Net increase (decrease) in Partners' capital	(558,745)	9,462,150	(3,018,398)	31,921,407
Proceeds from Offering – Limited Partners	—	—	—	28,502,000
– Special Limited
Partner	—	—	—	100,000
– General Partner	—	—	—	286,000
Offering costs	—	—	—	(75,000)
Partners' capital, beginning of period	79,249,399	51,272,257	81,709,052	—
Partners' capital, end of period	$78,690,654	$60,734,407	$78,690,654	$60,734,407
Net asset value per Redeemable Unit (97,741.6918 and 74,635.6143 Redeemable Units outstanding at September 30, 2005 and 2004, respectively)	$805.09	$813.75	$805.09	$813.75
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$19.64	$(33.11)	$(102.55)	$(186.25)
Redemption Net asset value per Unit	$805.26	$814.48	$805.26	$814.48

See Accompanying Notes to Financial Statements.

Citigroup Fairfield Futures Fund L.P. II
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	Period from March 15, 2004 (Commencement of Trading Operations) to September 30,
	2005	2004	2005	2004
Cash flows from operating activities:
Net income (loss)	$2,018,519	$(2,243,179)	$(9,865,658)	$(9,204,594)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	5,748,654	(5,210,265)	6,656,159	(9,335,080)
(Increase) decrease in net unrealized appreciation on open futures positions	500,557	(2,790,820)	812,044	(2,790,820)
(Increase) decrease in unrealized appreciation on open forward contracts	444,960	(194,863)	1,872,247	(447,098)
(Increase) decrease in interest receivable	(9,216)	(8,715)	(43,993)	(20,408)
Increase (decrease) in unrealized depreciation on open futures contracts	—	(888,949)	—	—
Increase (decrease) in unrealized depreciation on open forward contracts	(984,601)	(126,890)	(1,357,605)	492,797
Accrued expenses:
Increase (decrease) in commissions	8,813	38,691	(12,433)	229,450
Increase (decrease) in management fees	4,093	17,044	(5,316)	101,467
Increase (decrease) in administrative fees	1,023	4,262	(1,329)	25,367
Increase (decrease) in due to CGM for offering costs	(9,891)	(8,791)	(28,022)	57,405
Increase (decrease) in other	(116,159)	53,777	(100,968)	82,160
Net cash provided by (used in) operating activities	7,606,752	(11,358,698)	(2,074,874)	(20,809,354)
Cash flows from financing activities:
Proceeds from additions – Limited Partners	5,440,000	16,500,000	20,461,000	45,808,000
Proceeds from additions – General Partner	—	100,000	—	395,000
Payments for redemptions – Limited Partners	(4,963,545)	(3,972,026)	(11,245,963)	(4,097,544)
Net cash provided by (used in) Financing activities	476,455	12,627,974	9,215,037	42,105,456
Net change in Cash	8,083,207	1,269,276	7,140,163	21,296,102
Unrestricted cash, at beginning of period	69,855,958	48,839,826	70,799,002	28,813,000
Unrestricted cash, at end of period	$77,939,165	$50,109,102	$77,939,165	$50,109,102

See Accompanying Notes to Financial Statements.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2005
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

Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of September 30, 2005, all trading decisions for the Partnership are made by Graham Capital Management, L.P. (the "Advisor").

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2005 and December 31, 2004 and the results of its operations and cash flows for the three and nine months ended September 30, 2005, the three months ended September 30, 2004 and the period from March 15, 2004 to September 30, 2004. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's Annual Report for the year ended December 31, 2004.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2005
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2005, the three months ended September 30, 2004 and the period from March 15, 2004 (commencement of trading operations) to September 30, 2004 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period March 15, 2004 (commencement of trading operations) to September 30,
	2005	2004	2005	2004
Net realized and unrealized gains (losses)*	$19.34	$(29.12)	$(100.50)	$(176.75)
Interest income	5.58	2.07	13.99	3.83
Expenses **	(5.28)	(6.06)	(16.04)	(13.33)
Increase (decrease) for the period	19.64	(33.11)	(102.55)	(186.25)
Net Asset Value per Redeemable Unit, beginning of period	785.45	846.86	907.64	1,000.00
Net Asset Value per Redeemable Unit, end of period	$805.09	$813.75	$805.09	$813.75
Redemption/subscription value per Redeemable Unit versus Net Asset value per Redeemable Unit	0.17	0.73	0.17	0.73
Redemption/subscription value per Redeemable Unit, end of period***	$805.26	$814.48	$805.26	$814.48

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

***	For the purpose of a redemption/subscription, any remaining accrued liability for reimbursement of offering costs will not reduce redemption/subscription net asset value.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2005
(Unaudited)

2.    Financial Highlights (continued):

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period March 15, 2004 (commencement of trading operations) to September 30,
	2005	2004	2005	2004
Ratio to average net assets: ****
Net investment loss before incentive fees *****	(4.8)%	(7.1)%	(5.3)%	(8.4)%
Operating expenses	7.6%	8.2%	7.7%	8.0%
Incentive fees	—%	—%	—%	—%
Total expenses	7.6%	8.2%	7.7%	8.0%
Total return:
Total return before incentive fees	2.5%	(3.9)%	(11.3)%	(18.6)%
Incentive fees	—%	—%	—%	—%
Total return after incentive fees	2.5%	(3.9)%	(11.3)%	(18.6)%

****	Annualized (other than incentive fees)

*****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2005
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

As of September 30, 2005, $54,449 of these costs have been reimbursed to CGM by the Partnership.

In addition, the Partnership has recorded interest expense of $2,947 through September 30, 2005, which is included in other expenses.

The remaining deferred liability for these costs due to CGM of $20,551 (exclusive of interest charges) will not reduce Net Asset Value per Redeemable Unit for any purpose (other than financial reporting), including calculation of advisory and brokerage fees and the redemption/subscription value of Redeemable Units.

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

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the nine months ended September 30, 2005 and the period from March 15, 2004 (commencement of trading operations) to December 31, 2004, based on a monthly calculation, were $(79,982) and $972,065, respectively. The fair values of these commodity interests, including options thereon, if applicable, at September 30, 2005 and December 31, 2004, were $1,248,408 and $2,575,094, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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
September 30, 2005
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

The majority of these instruments mature within one year of September 30, 2005. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the third quarter of 2005.

The Partnership's capital consists of capital contributions, as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2005, Partnership capital decreased 3.7% from $81,709,052 to $78,690,654. This decrease was attributable to a net loss from operations of $9,865,658, coupled with the redemption of 17,005.2003 Redeemable Units of Limited Partnership Interest totaling $13,613,740, which was partially offset by the addition of 24,724.0228 Redeemable Units totalling $20,461,000, Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership's third quarter of 2005, the net asset value per Redeemable Unit increased 2.5% from $785.45 to $805.09 as compared to a decrease of 3.9% in the third quarter of 2004. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2005 of $2,969,142. Gains were primarily attributable to the trading of commodity futures in energy, metals, softs and indices and were partially offset by losses in currencies, grains, U.S. interest rates, non-U.S. interest rates and livestock. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2004 of $1,265,892. Losses were primarily attributable to the trading of commodity futures in currencies, U.S. interest rates, livestock, metals and indices and were partially offset by gains in energy, grains and non-U.S. interest rates.

Third Quarter results reflect strong trends and profitable trading in the energy and stock index markets with directionless and volatile prices in interest rates and currencies producing losses. Periodic trading opportunities in metals and softs generated small gains. The overall net result was positive for the quarter.

The quarter started with a reversing trend in U.S. and European fixed income instruments as yields began to rise prompted by U.S. central bank rate increases. This volatility continued through the remainder of the quarter and led to the greatest sector loss for the Partnership. The most profitable trends for the quarter, however, were in the energy markets as crude oil and natural gas prices rose to historic levels. Substantial profits were made in trading these markets which saw recent trends exacerbated by the impact of the two Gulf Coast hurricanes.

Prospects of improving economic conditions in Japan led to strong profits in Nikkei stock index trading and combined with solid second quarter corporate profits led to profits in U.S. stock index trading as well. Offsetting profitable stock index trading were losses in foreign currency trading. The most notable event in this markets was the Chinese government decision to unpeg the yuan from the U.S. dollar and the yuan's subsequent upward revaluation. This led to near continuous adjustments in the relation of the major currencies throughout the quarter and range-bound trading in the U.S. dollar. While other commodity markets produced lackluster price trends, precious metals, particularly gold rose to over $400 an ounce, its highest level in 15 years and produced additional profits for the Partnership's Advisor.

During the Partnership's nine months ended September 30, 2005, the net asset value per Redeemable Unit decreased 11.3% from $907.64 to $805.09 as compared to a decrease of 18.6% for the period from March 15, 2004 to September 30, 2004. The Partnership experienced a net trading loss before brokerage commissions and related fees during the nine months ended September 30, 2005 of $6,371,735. Losses were primarily attributable to the trading of commodity futures in currencies, grains, U.S. interest rates and non-U.S. interest rates, livestock, metals and softs and were partially offset by gains in energy and indices. The Partnership experienced a net trading loss before brokerage commissions and related fees during the period from March 15, 2004 to September 30, 2004 of $7,392,652. Losses were primarily attributable to the trading of commodity futures in currencies, U.S. interest rates and non-U.S. interest rates, livestock, metals, softs and indices and were partially offset by gains in energy and grains.

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

Interest income on 80% of the Partnership's daily average equity maintained in cash was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership's assets in cash and/or place all of the Partnership's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and nine months ended September 30, 2005 increased by $428,362 and $1,178,229, respectively, as compared to the corresponding periods in 2004. The increase in interest income is primarily due to higher interest rates during the three and nine months ended September 30, 2005 as compared to the three months ended September 30, 2004 and the period from March 15, 2004 to September 30, 2004.

Brokerage commissions are calculated as a percentage of the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 2005 increased by $281,354 and $1,654,109, respectively, as compared to the corresponding periods in 2004. The increase in brokerage commissions is due to higher month-end net assets during the three and nine months ended September 30, 2005 as compared to the three months ended September 30, 2004 and the period from March 15, 2004 to September 30, 2004.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2005 increased by $119,136 and $667,048, respectively, as compared to the three months ended September 30, 2004 and the period from March 15, 2004 to September 30, 2004. The increase in management fees is due to higher month-end net assets during the three and nine months ended September 30, 2005 as compared to the three months ended September 30, 2004 and the period from March 15, 2004 to September 30, 2004.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and nine months ended September 30, 2005 increased by $29,782 and $166,762, respectively, as compared to the corresponding periods in 2004. The increase in administrative fees is due to higher month-end net assets during the three and nine months ended September 30, 2005 as compared to the three months ended September 30, 2004 and the period from March 15, 2004 to September 30, 2004.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no profit share allocations earned for the three or nine months ended September 30, 2005 or the three months ended September 30, 2004 and the period from March 15, 2004 to September 30, 2004.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2005 and the highest, lowest and average values during the three months ended September 30, 2005. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2005, the Partnership's total capitalization was $78,690,654. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Registration Statement on Form 10 filed on July 12, 2005.

September 30, 2005
(Unaudited)

			Three months ended September 30, 2005
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies
– Exchange Traded Contracts	$2,800	0.00%**	$2,800	$—	$933
– OTC	994,681	1.27%	3,122,188	252,696	1,366,243
Energy	270,500	0.34%	1,265,000	139,000	486,583
Grains	36,262	0.05%	134,300	13,800	47,271
Interest Rates U.S.	57,250	0.07%	681,350	15,654	70,224
Interest Rates Non-U.S.	154,811	0.20%	750,461	75,501	175,744
Metals
– Exchange Traded Contracts	81,000	0.10%	81,000	14,000	27,000
– OTC	201,180	0.26%	396,780	59,200	290,660
Softs	123,212	0.16%	200,241	31,350	127,614
Indices	1,670,965	2.12%	4,314,703	1,199,797	2,503,329
Total	$3,592,661	4.57%

*	Average of month-end Values at Risk

**	Due to rounding

Item 4.    Controls and Procedures

The General Partner of the Partnership, with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) with respect to the Partnership as of the end of the period considered by the report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls during the registrant's last fiscal quarter, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part II, Item 1, "Legal Proceedings" in the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and under Item 3 "Legal Proceedings" in the Partnership's Registration Statement on Form 10 filed on July 12, 2005.

Enron Corp.

On August 4, 2005, a breach of contract action was filed in the United States District Court for the Southern District of New York, WESTPAC BANKING CORPORATION v. CITIBANK, N.A. The complaint alleges that Citibank breached a representation and warranty in a Credit Default Swap agreement entered into in December 2000 concerning Enron.

On August 26, 2005, a group of 15 plaintiffs filed an action in the United States District Court for the Southern District of Texas, AVENUE CAPITAL MANAGEMENT II, L.P., ET AL. v. J.P. MORGAN-CHASE & CO., ET AL. The complaint names as defendants Citigroup Inc., Citibank, N.A., Citigroup Global Markets Inc., and several J.P. Morgan entities and alleges fraud, breach of fiduciary duty and breach of contract arising out of Enron bank debt incurred under two syndicated revolving credit facilities and a syndicated letter of credit facility.

WorldCom, Inc.

In STURM, ET AL. v. CITIGROUP, ET AL., an NASD arbitration seeking very significant compensatory and punitive damages, Claimants' common law claims, including fraud, arising out of alleged research analyst conflicts of interest related to SSB research coverage of WorldCom, were heard this quarter.

Citigroup, along with other financial institution defendants, entered into a settlement in NEW YORK CITY EMPLOYEES' RETIREMENT SYSTEM v. EBBERS, ET AL., resolving all claims against the Citigroup-related defendants in this WorldCom-related action, which was brought by a plaintiff that opted out of the settlement of the WorldCom class action. The settlement amount is covered by existing litigation reserves.

Citigroup along with other financial institutions and other defendants, entered into a settlement resolving all claims against the Citigroup-related defendants in 32 individual actions filed by a single law firm on behalf of 70 institutional plaintiffs that have opted out of the WorldCom class action settlement. Plaintiffs in these actions asserted various claims under federal and state law, including, among other things, federal and state securities claims, fraud, negligent misrepresentation and breach of fiduciary duty, in connection with the Citigroup-related defendants' research coverage, and underwriting of WorldCom securities. The settlement amount is covered by existing litigation reserves.

Global Crossing

On September 12, 2005, Citigroup entered into a settlement with the Global Crossing Estate Representative, resolving all claims pending in United States Bankruptcy Court for the Southern District of New York against the Citigroup-related defendants. The settlement amount is covered by existing litigation reserves.

Research

On September 27, 2005, Citigroup entered into a memorandum of agreement settling all claims against the Citigroup-related defendants in IN RE SALOMON ANALYST AT&T LITIGATION, a putative class action alleging research analyst conflicts of interest. The settlement amount is covered by existing litigation reserves. The settlement is subject to judicial approval.

On September 22, 2005, Citigroup reached an agreement-in-principle to settle all claims against the Citigroup-related defendants in NORMAN v. SALOMON SMITH BARNEY, ET AL., a putative class action asserting violations of the Investment Advisers Act of 1940 and various common law claims in connection with certain investors who maintained guided portfolio management accounts at Smith Barney. The settlement amount is covered by existing litigation reserves. The settlement is subject to judicial approval.

On August 17, 2005, in DISHER v. CITIGROUP GLOBAL MARKETS INC., the United States Court of Appeals for the Seventh Circuit reversed the district court's grant of plaintiffs' motion to remand the case to state court, and directed the district court to dismiss the case as preempted under the Securities Litigation Uniform Standards Act ("SLUSA"). The United States Supreme Court has granted review in another case involving SLUSA that may affect the Seventh Circuit's dismissal of the Disher matter.

Adelphia

In May and July of 2005, the United States District Court for the Southern District of New York granted motions to dismiss several claims, based on the running of applicable statute of limitations, asserted in the putative class and individual actions being coordinated under IN RE ADELPHIA COMMUNICATIONS CORPORATION SECURITIES AND DERIVATIVE LITIGATION. With the exception of one individual action that was dismissed with prejudice, the court granted the putative class and individual plaintiffs leave to re-plead certain of those claims the court found to be time-barred. Additional motions to dismiss the class complaint and the remaining individual complaints on other grounds remain pending.

IPO Securities Litigation

On June 30, 2005, the United States Court of Appeals for the Second Circuit entered an order in IN RE INITIAL PUBLIC OFFERING SECURITIES LITIGATION agreeing to review the district court's order granting plaintiffs' motion for class certification.

IPO Antitrust Litigation

On September 28, 2005 the United States Court of Appeals for the Second Circuit in IN RE INITIAL PUBLIC OFFERING ANTITRUST LITIGATION vacated the district court's order dismissing these actions and remanded for further proceedings.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2005 there were additional sales of 6,920.5086 Redeemable Units of Limited Partnership totaling $5,440,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under section 4(2) of the Securities Act of 1933, as amended and section 506 of Regulation D promulgated thereunder.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2005 - July 31, 2005	3,302.0135	$780.61	N/A	N/A
August 1, 2005 - August 31, 2005	1,861.5114	$797.25	N/A	N/A
September 1, 2005 - September 30, 2005	4,912.1883	$805.26	N/A	N/A
Total	10,075.7132	$794.37	N/A	N/A

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

CITIGROUP FAIRFIELD FUTURES FUND L.P. II

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel, President and Director
Date:	November 14, 2005
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	November 14, 2005