Form 10-Q
period 2006-06-30
CITIGROUP FAIRFIELD FUTURES FUND LP II
filed 2006-08-14
CIK 1276262

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2006

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

Yes X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer         Accelerated filer          Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes         No X

CITIGROUP FAIRFIELD FUTURES FUND L.P. II

FORM 10-Q

INDEX

PART I - Financial Information:		Page Number
Item 1.	Financial Statements:
	Statements of Financial Condition at June 30, 2006 and December 31, 2005 (unaudited).	3
	Condensed Schedules of Investments at June 30, 2006 and December 31, 2005 (unaudited).	4 – 5
	Statements of Income and Expenses and Partners' Capital for the three and six months ended June 30, 2006 and 2005 (unaudited)	6
	Statements of Cash Flows for the three and six months ended June 30, 2006 and 2005 (unaudited).	7
	Notes to Financial Statements, including the Financial Statements of CMF Graham Master Fund L.P. (unaudited)	8 – 16
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	17 – 19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20 – 21
Item 4.	Controls and Procedures.	22
PART II - Other Information		23

PART I

Item 1.    Financial Statements

Citigroup Fairfield Futures Fund L.P. II
Statements of Financial Condition
(Unaudited)

	June 30, 2006	December 31, 2005
Assets:
Investment in Master	$74,737,159	$—
Equity in commodity futures trading account:
Cash (restricted $0 and $4,363,860 in 2006 and 2005, respectively)	116,302	77,422,488
Unrealized appreciation on open forward contracts	5,880	3,298,568
	74,859,341	80,721,056
Interest receivable	—	30,485
	$74,859,341	$80,751,541
Liabilities and Partners' Capital:
Liabilities:
Net unrealized depreciation on open futures positions	$—	$78,814
Unrealized depreciation on open forward contracts	2,376	2,216,527
Accrued expenses:
Brokerage commissions	280,714	299,840
Management fees	124,252	132,652
Administrative fees	31,063	33,163
Other	24,903	59,157
Due to CGM for offering costs	—	10,451
Redemptions payable	1,522,524	2,474,663
	1,985,832	5,305,267
Partners' Capital:
General Partner, 724.0407 Unit equivalents outstanding in 2006 and 2005	586,690	577,858
Special Limited Partner, 100.0000 Redeemable Units of Limited Partnership Interest Outstanding in 2006 and 2005	81,030	79,803
Limited Partners, 89,109.6769 and 93,717.1815 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively	72,205,789	74,788,613
	72,873,509	75,446,274
	$74,859,341	$80,751,541

See accompanying Notes to Financial Statements.

Citigroup Fairfield Futures Fund L.P. II
Condensed Schedule of Investments
June 30, 2006
(Unaudited)

	Fair Value	% of Partners' Capital
Unrealized Appreciation on Forward Contracts
Metals	$5,880	0.01%
Total unrealized appreciation on forward contracts	5,880	0.01
Unrealized Depreciation on Forward Contracts
Metals	(2,376)	(0.00)*
Total unrealized depreciation on forward contracts	(2,376)	(0.00)
Total fair value	$3,504	0.01%

Percentages are based on Partners' Capital unless otherwise indicated.

* Due to rounding.

Citigroup Fairfield Futures Fund L.P. II
Condensed Schedule of Investments
December 31, 2005
(Unaudited)

Futures Contracts Purchased	Fair Value	% of Partners' Capital

Grains	$(1,063)	(0.00)%*
Interest Rates Non-U.S.	90,201	0.12
Interest Rates U.S.	(34,076)	(0.05)
Indices	25,032	0.03
Livestock	(6,181)	(0.01)
Metals	(8,050)	(0.01)
Softs	35,291	0.05
Total futures contracts purchased	101,154	0.13

Futures Contracts Sold

Energy	14,530	0.02
Grains	(26,835)	(0.04)
Indices	6,272	0.01
Interest Rates Non-U.S.	13,507	0.02
Interest Rates U.S.	(94,103)	(0.13)
Softs	(93,339)	(0.12)
Total futures contracts sold	(179,968)	(0.24)

Unrealized Appreciation on Forward Contracts

Currencies	1,104,499	1.46
Metals	2,194,069	2.91
Total unrealized appreciation on forward contracts	3,298,568	4.37

Unrealized Depreciation on Forward Contracts

Currencies	(749,945)	(0.99)
Metals	(1,466,582)	(1.94)
Total unrealized depreciation on forward contracts	(2,216,527)	(2.93)
Total Fair Value	$1,003,227	1.33%

Percentages are based on Partners' Capital unless otherwise indicated.

*	Due to rounding.

See accompanying Notes to Financial Statements.

Citigroup Fairfield Futures Fund L.P. II
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Income:
Realized gains (losses) on closed positions allocated from Master	$(1,511,549)	$—	$(1,511,549)	$—
Change in unrealized gains (losses) on open positions allocated from Master	357,770	—	357,770	—
Interest income allocated from Master	227,122	—	227,122	—
Expenses allocated from Master	(24,204)	—	(24,204)	—
Net gains (losses) on trading of commodity futures:
Realized gains (losses) on closed positions	3,448,964	(5,162,261)	4,795,363	(8,335,107)
Change in unrealized gains (losses) on open positions	(2,124,061)	2,517,538	(999,723)	(1,365,770)
	374,042	(2,644,723)	2,844,779	(9,700,877)
Interest income	532,910	454,321	1,181,112	832,106
	906,952	(2,190,402)	4,025,891	(8,868,771)
Expenses:
Brokerage commissions including clearing fees of $40,195, $10,547, $64,859 and $24,544 respectively	920,532	962,561	1,817,696	1,953,647
Management fees	387,878	391,938	763,185	793,522
Administrative fees	96,970	97,984	190,797	198,380
Other	29,056	33,602	63,229	69,857
	1,434,436	1,486,085	2,834,907	3,015,406
Net income (loss)	(527,484)	(3,676,487)	1,190,984	(11,884,177)
Additions – Limited Partners	5,342,000	5,981,000	7,978,000	15,021,000
Redemptions – Limited Partners	(4,774,782)	(2,855,529)	(11,741,749)	(5,596,476)
Net increase (decrease) in Partners' Capital	39,734	(551,016)	(2,572,765)	(2,459,653)
Partners' Capital, beginning of period	72,833,775	79,800,415	75,446,274	81,709,052
Partners' Capital, end of period	$72,873,509	$79,249,399	$72,873,509	$79,249,399
Net asset value per Redeemable Unit (89,933.7176 and 100,896.8964 Redeemable Units outstanding at June 30, 2006 and 2005, respectively)	$810.30	$785.45	$810.30	$785.45
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(6.51)	$(37.27)	$12.27	$(122.19)
Redemption Net asset value per unit	$810.30	$785.72	$810.30	$785.72

See accompanying Notes to Financial Statements.

Citigroup Fairfield Futures Fund L.P. II
Statements of Cash Flow
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net income (loss)	$(527,484)	$(3,676,487)	$1,190,984	$(11,884,177)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest Income allocated from Master	(227,122)	—	(227,122)	—
Changes in operating assets and liabilities:
Purchase of Investment in Master	(75,688,021)	—	(75,688,021)	—
Net unrealized (appreciation) depreciation on Investment in Master	1,177,984	—	1,177,984	—
(Increase) decrease in restricted cash	9,088,209	(2,668,420)	4,363,860	907,505
(Increase) decrease in net unrealized appreciation on open futures positions	1,990,365	(1,096,765)	—	311,486
(Increase) decrease in unrealized appreciation on open forward contracts	2,163,422	(1,039,779)	3,292,688	1,427,287
(Increase) decrease in interest receivable	78,690	2,465	30,485	(34,777)
Increase (decrease) in net unrealized depreciation on open futures positions	—	(546,252)	(78,814)	—
Increase (decrease) in unrealized depreciation on open forward contracts	(2,029,726)	165,258	(2,214,151)	(373,003)
Accrued expenses:
Increase (decrease) in brokerage commissions	(1,597)	(11,978)	(19,126)	(21,246)
Increase (decrease) in management fees	(593)	(5,242)	(8,400)	(9,409)
Increase (decrease) in administrative fees	(148)	(1,311)	(2,100)	(2,352)
Increase (decrease) in due to CGM	(152)		(10,451)
Increase (decrease) in other	(68,358)	(20,611)	(34,254)	15,191
Net cash provided by (used in) operating activities	(64,044,531)	(8,899,122)	(68,226,438)	(9,663,495)
Cash flows from financing activities:
Proceeds from additions – Limited Partners	5,342,000	5,981,000	7,978,000	15,021,000
Payments for offering costs	—	(9,691)	—	(18,131)
Payments for redemptions – Limited Partners	(5,169,297)	(2,782,993)	(12,693,888)	(6,282,418)
Net cash provided by (used in) financing activities	172,703	3,188,316	(4,715,888)	8,720,451
Net change in cash	(63,871,828)	(5,710,806)	(72,942,326)	(943,044)
Unrestricted cash, at beginning of period	63,988,130	75,566,764	73,058,628	70,799,002
Unrestricted cash, at end of period	$116,302	$69,855,958	$116,302	$69,855,958

See accompanying Notes to Financial Statements.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2006
(Unaudited)

1.    General:

Citigroup Fairfield Futures Fund L.P. II (the ‘‘Partnership’’) is a limited partnership which was organized on December 18, 2003 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

During the initial offering period (January 12, 2004 through March 12, 2004), the Partnership sold 28,601 redeemable units of Limited Partnership Interest (‘‘Redeemable Units’’) and 285 Units of General Partnership Interest. The Partnership commenced trading on March 15, 2004.

Citigroup Managed Futures LLC acts as the general partner (the ‘‘General Partner’’) of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’), CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of June 30, 2006, all trading decisions for the Partnership are made by Graham Capital Management, L.P. (the ‘‘Advisor’’).

Effective June 1, 2006, the Partnership allocated substantially all of its capital to CMF Graham Master Fund L.P. (the ‘‘Master’’), a limited partnership organized under the partnership laws of the State of New York. The partnership purchased 74,569.3761 Units of the Master with cash equal to $75,688,021. The Master was formed in order to permit accounts managed by Graham Capital Management L.P. (the ‘‘Advisor’’) using the Global Diversified Program, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

As of June 30, 2006 the Partnership owned approximately 30.1% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Masters' Statement of Financial Condition, Statement of Income and Expenses and Partner's Capital, Condensed Schedule of Investments and Statement of Cash Flows are included herein.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2006 and December 31, 2005 and the results of its operations and cash flows for the three and six months ended June 30, 2006 and 2005. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's Annual Report for the year ended December 31, 2005.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

The Master's Statement of Financial Condition and Condensed Schedule of Investments as of June 30, 2006 and Statement of Income and Expenses and Partners' Capital and Statement of Cash Flows for the period April 1, 2006 (commencement of trading operations) to June 30, 2006 are presented below.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2006
(Unaudited)

CMF Graham Master Fund L.P.
Statement of Financial Condition
(Unaudited)

June 30, 2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $15,777,906)	$246,176,333
Net unrealized appreciation on open futures positions	1,415,207
Unrealized appreciation on open forward contracts	2,905,434
Interest receivable	758,921
$251,255,895
Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$3,037,922
Accrued expenses:
Other	7,314
Distribution payable	758,921
3,804,157
Partners' Capital:
Partners' Capital, 247,648.8030 units outstanding in 2006	247,451,738
$251,255,895

Citigroup Fairfield Futures Fund L.P. II
Condensed Schedule of Investments
June 30, 2006
(Unaudited)

CMF Graham Master Fund L.P.
Condensed Schedule of Investments
June 30, 2006
(Unaudited)

Futures Contracts Purchased	Fair Value	% of Partners' Capital
Energy	$77,170	0.03%
Grains	86,825	0.04
Indices	164,455	0.07
Total futures contracts purchased	328,450	0.14

Futures Contracts Sold
Energy	269,781	0.11
Grains	10,803	0.00 *
Indices	61,066	0.03
Interest Rates U.S.	276,739	0.11
Interest Rates Non-U.S.	381,109	0.15
Softs	87,259	0.04
Total futures contracts sold	1,086,757	0.44

Unrealized Appreciation on Forward Contracts
Currencies	2,890,480	1.16
Metals	14,954	0.01
Total unrealized appreciation on forward contracts	2,905,434	1.17

Unrealized Depreciation on Forward Contracts
Currencies	(2,975,107)	(1.20)
Metals	(62,815)	(0.03)
Total unrealized depreciation on forward contracts	(3,037,922)	(1.23)

Total fair value	$1,282,719	0.52%

Percentages are based on Partners' Capital of the Master unless otherwise indicated.

* Due to rounding.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2006
(Unaudited)

CMF Graham Master Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

For the Period April 1, 2006 (commencement of trading operations) to June 30,
2006
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$(4,153,343)
Change in unrealized gains (losses) on open positions	1,282,719
(2,870,624)
Interest income	1,226,052
(1,644,572)
Expenses:
Brokerage commissions including clearing fees of $65,966 respectively	113,941
Other	7,500
121,441
Net loss	(1,766,013)

Additions – Limited Partners	258,835,073
Redemptions – Limited Partners	(8,391,270)
Distribution of Interest to feeder funds	(1,226,052)
Net increase (decrease) in Partners' Capital	247,451,378
Partners' Capital, beginning of period	—
Partners' Capital, end of period	$247,451,738

Net asset value per Redeemable Unit (247,648.8030 Redeemable Units outstanding at June 30, 2006)	$999.20

Net income (loss) per Redeemable Unit of Limited Partnership Interest	$0.80

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2006
(Unaudited)

CMF Graham Master Fund L.P.
Statement of Cash Flows
(Unaudited)

For the Period April 1, 2006 (commencement of trading operations) to June 30,
2006
Cash flows from operating activities:
Net income (loss)	$(1,766,013)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(15,777,906)
(Increase) decrease in net unrealized appreciation/depreciation on open futures positions	(1,415,207)
(Increase) decrease in unrealized appreciation on open forward contracts	(2,905,434)
(Increase) decrease in interest receivable	(758,921)
Increase (decrease) in unrealized depreciation on open forward contracts	3,037,922
Accrued expenses:
Increase (decrease) in other	7,314
Net cash provided by (used in) operating activities	(19,578,245)
Cash flows from financing activities:
Proceeds from additions – Limited Partners	258,835,073
Payments for redemptions – Limited Partners	(8,391,270)
Distribution of interest to feeder funds	(467,131)
Net cash provided by (used in) financing activities	249,976,672
Net change in cash	230,398,427
Unrestricted cash, at beginning of period	—
Unrestricted cash, at end of period	$230,398,427

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2006
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net realized and unrealized gains (losses)*	$(9.13)	$(36.58)	$8.09	$(119.84)
Interest income	8.13	4.52	15.09	8.41
Expenses **	(5.51)	(5.21)	(10.91)	(10.76)
Increase (decrease) for the period	(6.51)	(37.27)	12.27	(122.19)
Net Asset Value per Redeemable Unit, beginning of period	816.81	822.72	798.03	907.64
Net Asset Value per Redeemable Unit, end of period	$810.30	$785.45	$810.30	$785.45
Redemption/subscription value per Redeemable Unit versus Net Asset value per Redeemable Unit	—	0.27	—	0.27
Redemption/subscription value per Redeemable Unit, end of period***	$810.30	$785.72	$810.30	$785.72

*	Includes Partnership brokerage commissions and brokerage commissions allocated from the Master.

**	Excludes Partnership brokerage commissions and brokerage commissions allocated from the Master.

***	For the purpose of a redemption/subscription, any remaining accrued liability for reimbursement of offering costs will not reduce redemption/subscription net asset value.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Ratio to average net assets:*
Net investment loss before incentive fees**	(3.7)%	(5.3)%	(4.0)%	(5.4)%
Operating expenses	7.8%	7.6%	7.8%	7.7%
Total return	(0.8)%	(4.5)%	1.5%	(13.5)%

*	Annualized (other than incentive fees)

**	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2006
(Unaudited)

2.    Financial Highlights (continued):

Financial Highlights of the Master:

For the Period April 1, 2006 (commencement of trading operations) to June 30,
2006
Net realized and unrealized gains (losses)*	$(0.72)
Interest income	9.50
Expenses**	(0.08)
Increase (decrease) for period	8.70
Distributions	(9.50)
Net Asset Value per Unit, beginning of period	1,000.00
Net Asset Value per Unit, end of period	$999.20
* Includes brokerage commissions
** Excludes brokerage commissions
Ratios to average net assets:***
Net investment gain before incentive fees****	3.8%
Operating expenses	0.4%
Total return	0.9%

***	Annualized

****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2006
(Unaudited)

3.    Offering Costs:

Offering and organization costs of $75,000 relating to the issuance and marketing of the partnership's Redeemable Units offered were initially paid by CGM. These costs were recorded as due to CGM in the statement of financial condition. These costs were reimbursed to CGM by the Partnership in 24 equal monthly installments (together with interest at the prime rate quoted by the JP Morgan Chase & Co.). As of June 30, 2006, CGM was reimbursed by the Partnership.

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

The Customer Agreement between the Partnership and CGM and the Master gives the Partnership and the Master the legal right to net unrealized gains and losses on open futures positions.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the six and twelve months ended June 30, 2006 and December 31, 2005, based on a monthly calculation, were $1,007,520 and $395,806, respectively. The fair values of these commodity interests, including options thereon, if applicable, at June 30, 2006 and December 31, 2005, were $3,504 and $1,003,227, respectively. All of the commodity interest owned by the Master for the period April 1, 2006 (commencement of trading operations) to June 30, 2006 are held for trading purposes. The average fair value during the period is $653,969. The fair values of these commodity interest, including options thereon, if applicable at June 30, 2006 is $1,282,719. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

5.    Financial Instrument Risks:

In the normal course of its business, the Partnership either directly or through its Investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options.

Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2006
(Unaudited)

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership/Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's/Master's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership, directly and through its investment in the Master, has credit risk and concentration risk because the sole counterparty or broker with respect to the Master's assets is CGM.

The General Partner monitors and controls the Partnership's/Master's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forward and option positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of June 30, 2006. However, due to the nature of the Partnership's/Master's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master, unrealized appreciation (depreciation) in open forward contracts and cash. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership through its investment in the Master. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the second quarter of 2006.

The Partnership's capital consists of capital contributions, as increased or decreased by its investment in the Master, realized and/or unrealized gains or losses on commodity forwards trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2006, Partnership capital decreased 3.4% from $75,446,274 to $72,873,509. This decrease was attributable to the redemption of 14,435.1946 Redeemable Units of Limited Partnership Interest totaling $11,741,749, which was partially offset by a net income from operations of $1,190,984 coupled with the addition of 9,827.6900 Redeemable Units totalling $7,978,000, Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

The Master's capital consists of the capital contributions of the partners as increased or decreased by the realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of units and distribution of profits, if any.

For the period April 1, 2006 (commencement of trading operations) to June 30, 2006 the Master's capital increased 100% from $0 to $247,451,738. This increase was attributable to the sales of 255,890.0809 units totaling $258,835,073 which was partially offset by a net loss from operations of $1,766,013 coupled with the redemptions of 258,835,073 units resulting in an outflow of $8,391,270, and distribution of interest totaling $1,226,052 to the limited partners of the Master. Future redemptions can impact the funds available for investments in commodity contract positions in subsequent periods.

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

All commodity interests held by the Partnership and by the Master (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

Foreign currency contracts are those contracts where the Partnership/Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership's/Master's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the statements of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statements of income and expenses and partners' capital.

Results of Operations

During the Partnership's second quarter of 2006, the Net Asset Value per Redeemable Unit decreased 0.8% from $816.81 to $810.30 as compared to a decrease of 4.5% in the second quarter of 2005. The Partnership experienced a net trading gain before brokerage commissions, related fees and net trading losses allocated from the Master in the second quarter of $171,124. Gains were primarily attributable to the trading of commodity futures in U.S. and non-U.S. interest rates, metals and softs and were partially offset by losses in currencies, energy, grains, livestock and indices. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2005 of $2,644,723. Losses were primarily attributable to the trading of commodity futures in energy, grains, metals, softs and indices and were partially offset by gains in currencies, U.S. and non-U.S. interest rates and livestock.

The second quarter 2006 was challenging for the Partnership's Advisor as both financial and commodity markets entered a highly volatile period. Gains earned in interest rate, metals and softs trading offset losses in currency, stock index, grains and energy trading. The net result was essentially a flat quarter.

The Partnership's trend-following Advisor was slightly unprofitable in the energy sector as gains made in natural gas trading offset losses in crude oil and petroleum products. Trends in the metals sector extended from the first quarter and remained strong for the first half of the second quarter. The substantial gains accumulated from record gold, silver and base metal price trends were more than enough to cover losses during the metals correction in May.

Trading in both U.S. and global fixed income markets was profitable as central banks continued to raise global rates to combat inflation pressure and the Advisors were able to take advantage of these trends.

The lack of direction in the currency sector was a result of speculation relating to U.S. interest rate policy coupled with global inflation concerns. Losses in the equity sector were attributable to a global economic slowdown as most of the major equity indices experienced a material correction in May after reaching multi-year highs. Trading in agricultural products was mixed as sharp price reversals in grains translated into losses while gains were made in cotton positions.

During the Partnership's six months ended June 30, 2006, the Net Asset Value per Redeemable Unit increased 1.5% from $798.03 to $810.30 as compared to a decrease of 13.5% for the six months ended June 30, 2005. The Partnership experienced a net trading gain before brokerage commissions, related fees and net trading losses allocated from the Master during the six months ended June 30, 2006 of $2,641,861. Gains were primarily attributable to the trading of commodity futures in U.S. and non-U.S. interest rates, metals, softs and indices and were partially offset by losses in currencies, grains, energy and livestock. The Partnership experienced a net trading loss before brokerage commissions and related fees during the six months ended June 30, 2005 of $9,700,877. Losses were primarily attributable to the trading of commodity futures in currencies, energy, grains, U.S. interest rates, livestock, metals, softs and indices and were partially offset by gains in non-U.S. interest rates.

Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisor to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership/Master expects to increase capital through operations.

Interest income on 80% of the Partnership's daily average equity allocated to it by the Master, was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master's assets in cash and/or place all of the Master's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2006 increased by $78,589 and $349,006, respectively, as compared to the corresponding periods in 2005. The increase in interest income is primarily due to higher interest rates during the three months and six months ended June 30, 2006 as compared to the corresponding periods in 2005.

Brokerage commissions are calculated as a percentage of the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and six months ended June 30, 2006 decreased by $42,029 and $135,951, respectively, as compared to the corresponding periods in 2005. The decrease in brokerage commissions is due to lower average net assets during the three and six months ended June 30, 2006 as compared to the corresponding periods in 2005.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2006 decreased by $4,060 and $30,337, respectively, as compared to the corresponding periods in 2005. The decrease in management fees is due to lower average net assets during the three and six months ended June 30, 2006 as compared to the corresponding periods in 2005.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and six months ended June 30, 2006 decreased by $1,014 and $7,583, respectively, as compared to the corresponding periods in 2005. The decrease in administrative fees is due to lower average net assets during the three months and six months ended June 30, 2006 as compared to the corresponding periods in 2005.

Special Limited Partner profit share allocations (incentive fees) are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no profit share allocations earned for the three and six months ended June 30, 2006 or 2005.

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

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., ‘‘risk of ruin’’). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.

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

The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2006, and the highest, lowest and average values during the three months ended June 30, 2006. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2006, the Partnership's total capitalization was $72,873,509. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

June 30, 2006
(Unaudited)

			Three Months Ended June 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Metals
– Exchange Traded Contracts	$3,504	0.01%	$289,720	$3,504	$73,470
Total	$3,504	0.01%

*	Average of month-end Values at Risk

As of June 30, 2006, Graham Master's total capitalization was $247,451,738. The Partnership owned 30.1% of Graham Master.

June 30, 2006
(Unaudited)

			Three Months Ended June 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– Exchange Traded	$555,209	0.22%	$1,433,009	$4,389	$261,146
– OTC	6,657,340	2.69%	10,032,744	358,137	2,955,785
Energy	723,525	0.29%	919,454	115,980	370,898
Grains	341,797	0.14%	2,340,603	52,279	516,740
Interest Rates U.S.	1,549,109	0.63%	7,281,127	1,549,109	2,304,747
Interest Rates Non-U.S.	3,623,282	1.46%	8,653,251	2,859,855	3,790,563
Metals
– OTC	67,950	0.03%	523,391	10,350	121,262
Softs	1,413,743	0.57%	1,698,688	148,926	697,213
Indices	841,858	0.34%	6,960,954	315,426	2,908,206
Total	$15,773,813	6.37%

*	Average of month-end Values at Risk

Item 4.    Controls and Procedures

The General Partner of the Partnership, with the participation of the General Partner's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) with respect to the Partnership as of the end of the period considered by the report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. There was no change in the Partnership's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part 1, Item 3 ‘‘Legal Proceedings’’ in the Partnership's Annual Report on Form 10-K for the period ended December 31, 2005 and under Part II, Item I, ‘‘Legal Proceedings’’ in the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

Enron Corp.

On May 24, 2006, the District Court gave final approval to Citigroup's settlement of the securities class action (NEWBY, ET AL. V. ENRON CORP., ET AL.).

Research

On May 12, 2006, the District Court preliminarily approved the class action settlements in IN RE SALOMON ANALYST LEVEL 3 LITIGATION, IN RE SALOMON ANALYST XO LITIGATION, and IN RE SALOMON ANALYST WILLIAMS LITIGATION.

On May 18, 2006, the District Court gave final approval to the settlement in NORMAN v. SALOMON SMITH BARNEY.

On June 20, 2006, the District Court certified the plaintiff class in IN RE SALOMON ANALYST METROMEDIA LITIGATION.

On June 26, 2006, the United States Supreme Court granted plaintiffs' petition for a writ of certiorari, vacated the opinion of the United States Court of Appeals for the Seventh Circuit in DISHER v. CITIGROUP GLOBAL MARKETS INC., and then remanded the case to the Seventh Circuit for further proceedings in light of the Supreme Court's decision in Kircher v. Putnam Funds Trust.

Adelphia Communications Corporation

Without admitting any liability, CGMI and numerous other financial institution defendants have agreed to settle IN RE ADELPHIA COMMUNICATIONS CORPORATION SECURITIES AND DERIVATIVE LITIGATION for a total of $250 million, subject to final court approval. On June 15, 2006, the court granted its preliminary approval of the settlement and set November 10, 2006 for a final hearing. CGMI's share of the settlement is covered by existing reserves.

Item 1A.    Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2006 there were additional sales of 6,523.8216 Redeemable Units of Limited Partnership totaling $5,342,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under section 4(2) of the Securities Act of 1933, as amended and section 506 of Regulation D promulgated thereunder.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit*	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2006 – April 30, 2006	2,122.1129	$848.96	N/A	N/A
May 1, 2006 – May 31, 2006	1,757.8117	$825.27	N/A	N/A
June 1, 2006 – June 30, 2006	1,878.9630	$810.30	N/A	N/A
	5,758.8876	$828.18	N/A	N/A

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

24

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIGROUP FAIRFIELD FUTURES FUND L.P. II

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel, President and Director
Date:	August 14, 2006
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	August 14, 2006