Form 10-Q
period 2006-09-30
CITIGROUP FAIRFIELD FUTURES FUND LP II
filed 2006-11-14
CIK 1276262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2006

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

Yes         No X

CITIGROUP FAIRFIELD FUTURES FUND L.P. II

FORM 10-Q

INDEX

PART I - Financial Information:		Page Number
Item 1.	Financial Statements:
	Statements of Financial Condition at September 30, 2006 and December 31, 2005 (unaudited).	3
	Condensed Schedule of Investments at December 31, 2005 (unaudited).	4
	Statements of Income and Expenses and Partners' Capital for the three and nine months ended September 30, 2006 and 2005 (unaudited)	5
	Statements of Cash Flows for the three and nine months ended September 30, 2006 and 2005 (unaudited).	6
	Notes to Financial Statements, including the Financial Statements of CMF Graham Master Fund L.P. (unaudited)	7 – 15
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	16 – 18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19 – 20
Item 4.	Controls and Procedures.	21
PART II - Other Information		22

PART I

Item 1.    Financial Statements

Citigroup Fairfield Futures Fund L.P. II
Statements of Financial Condition
(Unaudited)

	September 30, 2006	December 31, 2005
Assets:
Investment in Master	$67,705,789	$—
Equity in commodity futures trading account:
Cash (restricted $0 and $4,363,860 in 2006 and 2005, respectively)	92,881	77,422,488
Unrealized appreciation on open forward contracts	—	3,298,568
	67,798,670	80,721,056
Interest receivable	—	30,485
	$67,798,670	$80,751,541
Liabilities and Partners' Capital:
Liabilities:
Net unrealized depreciation on open futures positions	$—	$78,814
Unrealized depreciation on open forward contracts	—	2,216,527
Accrued expenses:
Brokerage commissions	254,245	299,840
Management fees	112,565	132,652
Administrative fees	28,141	33,163
Other	5,549	59,157
Due to CGM for offering costs	—	10,451
Redemptions payable	603,148	2,474,663
	1,003,648	5,305,267
Partners' Capital:
General Partner, 724.0407 Unit equivalents outstanding in 2006 and 2005	561,790	577,858
Special Limited Partner, 100.0000 Redeemable Units of Limited Partnership Interest Outstanding in 2006 and 2005	77,591	79,803
Limited Partners, 85,261.7511 and 93,717.1815 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively	66,155,641	74,788,613
	66,795,022	75,446,274
	$67,798,670	$80,751,541

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

See accompanying Notes to Financial Statements.

Citigroup Fairfield Futures Fund L.P. II
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Income:
Realized gains (losses) on closed positions allocated from Master	$(2,985,464)	$—	$(4,497,013)	$—
Change in unrealized gains (losses) on open positions allocated from Master	502,838	—	860,608	—
Interest income allocated from Master	687,594	—	914,716	—
Expenses allocated from Master	(52,259)	—	(76,463)	—
Net gains (losses) on trading of commodity futures:
Realized gains (losses) on closed positions	655	2,930,058	4,796,018	(5,405,049)
Change in unrealized gains (losses) on open positions	(3,504)	39,084	(1,003,227)	(1,326,686)
	(1,850,140)	2,969,142	994,639	(6,731,735)
Interest income	2,372	573,336	1,183,484	1,405,442
	(1,847,768)	3,542,478	2,178,123	(5,326,293)
Expenses:
Brokerage commissions including clearing fees of $0, $18,592, $64,859 and $23,078, respectively	789,217	982,651	2,606,913	2,936,298
Management fees	346,334	412,381	1,109,519	1,205,903
Administrative fees	86,584	103,094	277,381	301,474
Other	30,200	25,833	93,429	95,690
	1,252,335	1,523,959	4,087,242	4,539,365
Net income (loss)	(3,100,103)	2,018,519	(1,909,119)	(9,865,658)
Additions – Limited Partners	2,269,000	5,440,000	10,247,000	20,461,000
Redemptions – Limited Partners	(5,247,384)	(8,017,264)	(16,989,133)	(13,613,740)
Net decrease in Partners' Capital	(6,078,487)	(558,745)	(8,651,252)	(3,018,398)
Partners' Capital, beginning of period	72,873,509	79,249,399	75,446,274	81,709,052
Partners' Capital, end of period	$66,795,022	$78,690,654	$66,795,022	$78,690,654
Net Asset Value per Redeemable Unit (86,085.7918 and 97,741.6918 Redeemable Units outstanding at September 30, 2006 and 2005, respectively)	$775.91	$805.09	$775.91	$805.09
Net income (loss) per Redeemable Unit of Limited Partnership Partnership Interest and General Partner Unit equivalent	$(34.39)	$19.64	$(22.12)	$(102.55)
Redemption/subscription Value per Redeemable Unit	$775.91	$805.26	$775.91	$805.26

See accompanying Notes to Financial Statements.

Citigroup Fairfield Futures Fund L.P. II
Statements of Cash Flow
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net income (loss)	$(3,100,103)	$2,018,519	$(1,909,119)	$(9,865,658)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Master	(2,269,000)	—	(77,957,021)	—
Proceeds from sale of investment in Master	6,765,489	—	6,538,364	—
Net unrealized (appreciation) depreciation on investment in Master	2,534,881	—	3,712,868	—
(Increase) decrease in restricted cash	—	5,748,654	4,363,860	6,656,159
(Increase) decrease in net unrealized appreciation on open futures positions	—	500,557	—	812,044
(Increase) decrease in unrealized appreciation on open forward contracts	5,880	444,960	3,298,568	1,872,247
(Increase) decrease in interest receivable	—	(9,216)	30,485	(43,993)
(Increase) decrease in net unrealized depreciation on open futures positions	—	—	(78,814)	—
Increase (decrease) in unrealized depreciation on open forward contracts	(2,376)	(984,601)	(2,216,527)	(1,357,605)
Accrued expenses:
Increase (decrease) in brokerage commissions	(26,469)	8,813	(45,595)	(12,433)
Increase (decrease) in management fees	(11,687)	4,093	(20,087)	(5,316)
Increase (decrease) in administrative fees	(2,922)	1,023	(5,022)	(1,329)
Increase (decrease) in due to CGM	—	(9,891)	(10,451)	(28,022)
Increase (decrease) in other	(19,354)	(116,159)	(53,608)	(100,968)
Net cash provided by (used in) operating activities	3,874,339	7,606,752	(64,352,099)	(2,074,874)
Cash flows from financing activities:
Proceeds from additions – Limited Partners	2,269,000	5,440,000	10,247,000	20,461,000
Payments for redemptions – Limited Partners	(6,166,760)	(4,963,545)	(18,860,648)	(11,245,963)
Net cash provided by (used in) financing activities	(3,897,760)	476,455	(8,613,648)	9,215,037
Net change in cash	(23,421)	8,083,207	(72,965,747)	7,140,163
Unrestricted cash, at beginning of period	116,302	69,855,958	73,058,628	70,799,002
Unrestricted cash, at end of period	$92,881	$77,939,165	$92,881	$77,939,165

See accompanying Notes to Financial Statements.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2006
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

Effective June 1, 2006, the Partnership allocated substantially all of its capital to the CMF Graham Master Fund L.P. (the ‘‘Master’’), a limited partnership organized under the partnership laws of the State of New York. The partnership purchased 74,569.3761 Units of the Master with cash equal to $75,688,021. The Master was formed in order to permit accounts managed by Graham Capital Management L.P. (the ‘‘Advisor’’) using the Multi Trend Program at 125% Leverage, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

As of September 30, 2006, the Partnership owned approximately 29.4% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Masters' Statement of Financial Condition, Statements of Income and Expenses and Partner's Capital, Condensed Schedule of Investments and Statements of Cash Flows are included herein.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2006 and December 31, 2005 and the results of its operations and cash flows for the three and nine months ended September 30, 2006 and 2005. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

The Master's Statements of Financial Condition and Condensed Schedule of Investments as of September 30, 2006 and Statements of Income and Expenses and Partners' Capital and Statements of Cash Flows for the three months ended September 30, 2006 and the period April 1, 2006 (commencement of trading operations) to September 30, 2006 are presented below.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2006
(Unaudited)

CMF Graham Master Fund L.P.
Statement of Financial Condition
(Unaudited)

September 30, 2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $31,937,859)	$226,862,885
Net unrealized appreciation on open futures positions	3,101,809
Unrealized appreciation on open forward contracts	2,829,640
232,794,334
Interest receivable	724,444
$233,518,778
Liabilities and Partners' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$2,795,203
Accrued expenses:
Other	3,794
Distribution payable	724,444
3,523,441
Partners' Capital:
Partners' Capital, 238,436.8217 units outstanding	229,995,337
$233,518,778

Citigroup Fairfield Futures Fund L.P. II
Condensed Schedule of Investments
September 30, 2006
(Unaudited)

CMF Graham Master Fund L.P.
Condensed Schedule of Investments
September 30, 2006
(Unaudited)

Futures Contracts Purchased	Fair Value	% of Partners' Capital
Grains	$2,633	0.00%*
Indices	2,642,245	1.15
Interest Rates U.S.	211,810	0.09
Interest Rates Non-U.S.	166,350	0.07
Total futures contracts purchased	3,023,038	1.31

Futures Contracts Sold
Energy	95,378	0.04
Grains	(55,464)	(0.02)
Indices	(1,350)	(0.00)*
Interest Rates Non-U.S.	(432,155)	(0.19)
Metals	(15,580)	(0.01)
Softs	487,942	0.21
Total futures contracts sold	78,771	0.03

Unrealized Appreciation on Forward Contracts
Currencies	2,086,295	0.91
Metals	743,345	0.32
Total unrealized appreciation on forward contracts	2,829,640	1.23

Unrealized Depreciation on Forward Contracts
Currencies	(1,700,031)	(0.74)
Metals	(1,095,172)	(0.47)
Total unrealized depreciation on forward contracts	(2,795,203)	(1.21)

Total Fair Value	$3,136,246	1.36%

Percentages are based on Partners' Capital of the Master unless otherwise indicated.

* Due to rounding.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2006
(Unaudited)

CMF Graham Master Fund L.P.
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended September 30,	For the Period April 1, 2006 (Commencement of trading operations) to September 30,
	2006	2006
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$(10,142,960)	$(14,296,303)
Change in unrealized gains (losses) on open positions	1,853,527	3,136,246
	(8,289,433)	(11,160,057)
Interest income	2,329,476	3,555,528
	(5,959,957)	(7,604,529)
Expenses:
Brokerage commissions including clearing fees of $65,356, and $131,322, respectively	161,124	275,065
Other expenses	14,803	22,303
	175,927	297,368

Net income (loss)	(6,135,884)	(7,901,897)
Additions – Limited Partners	5,239,550	264,074,623
Redemptions − Limited Partners	(14,230,591)	(22,621,861)
Distribution of interest income to feeders funds	(2,329,476)	(3,555,528)
Net increase (decrease) in Partners' Capital	(17,456,401)	229,995,337

Partners' Capital, beginning of period	247,451,738	—
Partners' Capital, end of period	$229,995,337	$229,995,337

Net Asset Value per Redeemable Unit (238,436.8217 Redeemable Units outstanding at September 30, 2006)	$964.60	$964.60

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(24.96)	$(16.26)

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2006
(Unaudited)

CMF Graham Master Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,	For the Period April 1, 2006 (commencement of trading operations) to September 30,
	2006	2006
Cash flows from operating activities:
Net income (loss)	$(6,135,884)	$(7,901,897)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(16,159,953)	(31,937,859)
(Increase) decrease in net unrealized appreciation on open futures positions	(1,686,602)	(3,101,809)
(Increase) decrease in unrealized appreciation on open forward contracts	75,794	(2,829,640)
(Increase) decrease in interest receivable	34,477	(724,444)
Increase (decrease) in unrealized depreciation on open forward contracts	(242,719)	2,795,203
Accrued expenses:
Increase (decrease) in other	(3,520)	3,794
Net cash provided by (used in) operating activities	(24,118,407)	(43,696,652)
Cash flows from financing activities:
Proceeds from additions – Limited Partners	5,239,550	264,074,623
Payments for redemptions − Limited Partners	(14,230,591)	(22,621,861)
Distribution of interest to feeder funds	(2,363,953)	(2,831,084)
Net cash provided by (used in) financing activities	(11,354,994)	238,621,678
Net change in cash	(35,473,401)	194,925,026
Unrestricted cash, at beginning of period	230,398,427	—
Unrestricted cash, at end of period	$194,925,026	$194,925,026

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2006
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net realized and unrealized gains (losses)*	$(36.89)	$19.34	$(28.80)	$(100.50)
Interest income	7.77	5.58	22.86	13.99
Expenses**	(5.27)	(5.28)	(16.18)	(16.04)
Increase (decrease) for the period	(34.39)	19.64	(22.12)	(102.55)
Net Asset Value per Redeemable Unit, beginning of period	810.30	785.45	798.03	907.64
Net Asset Value per Redeemable Unit, end of period	$775.91	$805.09	$775.91	$805.09
Redemption/subscription value per Redeemable Unit versus Net Asset Value per Redeemable Unit	—	0.17	—	0.17
Redemption/subscription value per Redeemable Unit, end of period***	$775.91	$805.26	$775.91	$805.26

*	Includes Partnership brokerage commissions and expenses allocated from the Master.

**	Excludes Partnership brokerage commissions and expenses allocated from the Master.

***	For the purpose of a redemption/subscription, any remaining accrued liability for reimbursement of offering costs will not reduce redemption/subscription Net Asset Value.

Ratios to average net assets:****
Net investment loss before incentive fees*****	(3.5)%	(4.8)%	(7.3)%	(5.3)%
Operating expenses	7.5%	7.6%	7.7%	7.7%
Total return	(4.2)%	2.5%	(2.8)%	(11.3)%

****	Annualized

*****	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2006
(Unaudited)

2.    Financial Highlights (continued):

Financial Highlights of the Master:

	Three Months Ended September 30,	For the Period April 1, 2006 (commencement of trading operations) to September 30,
	2006	2006
Net realized and unrealized gains (losses)*	$(34.54)	$(35.26)
Interest income	9.64	19.14
Expenses**	(0.06)	(0.14)
Increase (decrease) for the period	(24.96)	(16.26)
Distributions	(9.64)	(19.14)
Net Asset Value per Unit, beginning of period	999.20	1,000.00
Net Asset Value per Unit, end of period	$964.60	$964.60
*Includes brokerage commissions
**Excludes brokerage commissions

Ratios to average net assets:***
Net investment gain ****	3.6%	3.9%
Operating expenses	0.3%	0.4%
Total return	(2.5)%	(1.6)%

***	Annualized

****	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2006
(Unaudited)

3.    Offering Costs:

Offering and organization costs of $75,000 relating to the issuance and marketing of the Partnership's Redeemable Units offered were initially paid by CGM. These costs were recorded as due to CGM in the statement of financial condition. These costs were reimbursed to CGM by the Partnership in 24 equal monthly installments (together with interest at the prime rate quoted by JP Morgan Chase & Co.). As of September 30, 2006, CGM was fully reimbursed by the Partnership.

4.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests the majority of its assets through a ‘‘Master Fund/Feeder Fund’’ structure. The results of the Partnership's investment in the Master are shown in the Statements of Income and Expenses and Partners' Capital and are discussed in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The respective Customer Agreements between the Partnership and CGM and the Master give the Partnership and the Master the legal right to net unrealized gains and losses on open futures positions.

All of the commodity interests previously owned by the Partnership were held for trading purposes. The average fair values of these interests during the nine and twelve months ended September 30, 2006 and December 31, 2005, based on a monthly calculation, were $672,458 and $395,806, respectively. The fair values of these commodity interests, including options thereon, if applicable, at September 30, 2006 and December 31, 2005, were $0 and $1,003,227, respectively. All of the commodity interests owned by the Master for the period April 1, 2006 (commencement of trading operations) to September 30, 2006 are held for trading purposes. The average fair value during the period was $220,439. The fair values of these commodity interests, including options thereon, if applicable at September 30, 2006 was $3,136,246. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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
September 30, 2006
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

The majority of these instruments mature within one year of September 30, 2006. However, due to the nature of the Partnership's/Master's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master, and cash. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership through its investment in the Master. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the third quarter of 2006.

The Partnership's capital consists of capital contributions of the partners, as increased or decreased by income (loss) from its investment in the Master, realized and/or unrealized gains or losses on commodity forwards trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2006, Partnership capital decreased 11.5% from $75,446,274 to $66,795,022. This decrease was attributable to the redemption of 21,119.5229 Redeemable Units of Limited Partnership Interest totaling $16,989,133, coupled with a net loss from operations of $1,909,119 which was partially offset by the addition of 12,664.0922 Redeemable Units totalling $10,247,000, Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

The Master's capital consists of the capital contributions of the partners as increased or decreased by the realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of units and distribution of profits, if any.

For the period April 1, 2006 (commencement of trading operations) to September 30, 2006 the Master's capital increased from $0 to $229,995,337. This increase was attributable to the sales of 261,203.7179 units totaling $264,074,623 which was partially offset by a net loss from operations of $7,901,897, coupled with the redemption of 22,766.8962 units resulting in an outflow of $22,621,861, and distribution of interest totaling $3,555,528 to the limited partners of the Master. Future redemptions can impact the funds available for investments in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

All commodity interests held by the Master (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

Foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Master's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the statements of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statements of income and expenses and partners' capital.

Results of Operations

During the Partnership's third quarter of 2006, the Net Asset Value per Redeemable Unit decreased 4.2% from $810.30 to $775.91 as compared to an increase of 2.5% in the third quarter of 2005. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2006 of $2,485,475. Losses were primarily attributable to the Master's trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates and metals and were partially offset by gains in softs and indices. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2005 of $2,969,142. Gains were primarily attributable to the trading of commodity futures by the Partnership in energy, metals, softs and indices and were partially offset by losses in currencies, grains, U.S. and non-U.S. interest rates and livestock.

The Master sustained losses during the third quarter in the currency, fixed income and energy sectors due to economic uncertainty and declining energy prices while posting modest profits in the equity sector due to rallying stock markets.

Losses were made in the fixed-income sector during the third quarter as the U. S. Treasury market continued to rally as inflation readings suggested a cooling economy. The Master also sustained losses as European bonds moved higher amid European Central Bank's decision to hold its key rate steady. There were minor losses in the metals sector primarily due to trading in copper and nickel as prices increased. The currency sector was mixed as losses in Euro positions were only partially offset by profitable trading in the Japanese Yen. In the energy sector, declining natural gas prices related to weather and fluctuating demand for electricity also caused minor trading losses.

Trading in equity indices was profitable especially in the European markets, as declining bond yields and falling energy prices supported rallies.

During the Partnership's nine months ended September 30, 2006, the Net Asset Value per Redeemable Unit decreased 2.8% from $798.03 to $775.91 as compared to a decrease of 11.3% for the nine months ended September 30, 2005. The Partnership experienced a net trading gain before brokerage commissions and related fees during the nine months ended September 30, 2006 of $156,386. Gains were primarily attributable to the trading of commodity futures by the Master and by the Partnership in U.S. and non-U.S. interest rates, metals, softs and indices and were partially offset by losses in currencies, grains, energy and livestock. The Partnership experienced a net trading loss before brokerage commissions and related fees during the nine months ended September 30, 2005 of $6,371,735. Losses were primarily attributable to the trading of commodity futures by the Partnership in currencies, grains, U.S. and non-U.S. interest rates, livestock, metals and softs and were partially offset by gains in energy and indices.

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

Interest income on 80% of the Partnership's daily average equity allocated to it by the Master, was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master's assets in cash and/or place all of the Master's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income allocated from the Master for the three and nine months ended September 30, 2006 increased by $116,630 and $692,758, respectively, as compared to the unallocated amount earned directly in the corresponding periods in 2005. The increase in interest income is primarily due to higher interest rates during the three months and nine months ended September 30, 2006 as compared to the corresponding periods in 2005.

Brokerage commissions are calculated as a percentage of the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 2006 decreased by $193,434 and $329,385, respectively, as compared to the corresponding periods in 2005. The decrease in brokerage commissions is due to lower average net assets during the three and nine months ended September 30, 2006 as compared to the corresponding periods in 2005.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2006 decreased by $66,047 and $96,384, respectively, as compared to the corresponding periods in 2005. The decrease in management fees is due to lower average net assets during the three and nine months ended September 30, 2006 as compared to the corresponding periods in 2005.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and nine months ended September 30, 2006 decreased by $16,510 and $24,093, respectively, as compared to the corresponding periods in 2005. The decrease in administrative fees is due to lower average net assets during the three months and nine months ended September 30, 2006 as compared to the corresponding periods in 2005.

Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no profit share allocations earned for the three and nine months ended September 30, 2006 or 2005.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

All of the Partnership's assets are subject to the risk of trading loss through its investment in the Master. The Master is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Master's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Master's main line of business.

Market movements result in frequent changes in the fair market value of the Master's open positions and, consequently, its earnings and cash flow. The Master's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Master's open positions and the liquidity of the markets in which it trades.

The Master rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Master's past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Master could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Master's speculative trading and the recurrence in the markets traded by the Master of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Master's experience to date (i.e., ‘‘risk of ruin’’). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Master's losses in any market sector will be limited to Value at Risk or by the Master's attempts to manage its market risk.

Exchange maintenance margin requirements have been used by the Master as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of September 30, 2006, and the highest, lowest and average values during the three months ended September 30, 2006. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of September 30, 2006, the Master's total capitalization was $229,995,337. At December 31, 2005, the table presented on the Partnership's Annual Report indicated the trading Value at Risk associated with the Partnership's open positions by market category.

September 30, 2006
(Unaudited)

			Three months ended September 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average * Value at Risk
Currencies:
-OTC	$5,750,924	2.50%	$6,566,306	$1,385,168	$3,938,103
Energy	189,000	0.08%	775,300	91,000	346,433
Grains	239,562	0.10%	689,600	239,562	500,419
Interest Rates U.S.	1,990,800	0.87%	1,990,800	101,360	748,642
Interest Rates Non-U.S.	2,436,575	1.06%	4,572,318	1,300,259	2,338,322
Metals:
-Exchange Traded	37,500	0.02%	37,500	10,000	12,500
-OTC	265,386	0.12%	756,150	43,345	139,821
Softs	652,162	0.28%	657,569	396,182	544,994
Indices	9,891,409	4.30%	9,891,409	918,882	5,472,919
Total	$21,453,318	9.33%

*	Average month end Values at Risk.

Item 4.    Controls and Procedures

The General Partner of the Partnership, with the participation of the General Partner's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) with respect to the Partnership as of the end of the period covered by the report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. There was no change in the Partnership's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part 1, Item 3 ‘‘Legal Proceedings’’ in the Partnership's Annual Report on Form 10-K for the period ended December 31, 2005 and under Part II, Item I, ‘‘Legal Proceedings’’ in the Partnership's Quarterly Report on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

Enron Corp.

In light of the settlement of the securities class action (Newby, et al. v. Enron Corp., et al.), the plaintiffs have agreed to dismiss the following lawsuits against Citigroup and its affiliates: California Public Employees' Retirement System v. Banc of America Securities LLC, et al., Headwaters Capital LLC v. Lay et al., and Variable Annuity Life Ins. Co. v. Credit Suisse First Boston Corp., et al. Plaintiffs in two other cases, which are not part of the Newby class, have also voluntarily dismissed their claims against Citigroup and its affiliates: Steiner v. Enron Corp., et al. and Town of New Hartford v. Lay, et al.

Research

On August 17, 2006, the United States District Court for the Southern District of New York approved the class action settlement of Citigroup and its affiliates in In Re Salomon Analyst AT&T Litigation, and on September 29, 2006 that same court approved the class action settlements in In Re Salomon Analyst Level 3 Litigation, In Re Salomon Analyst XO Litigation and In Re Salomon Analyst Williams Litigation.

On September 14, 2006, Citigroup and its affiliates settled all claims in Sturm, et al. v. Citigroup, et al. The settlement was covered by existing reserves.

On October 6, 2006, the United States Court of Appeals granted a review of the district court's decision certifying a plaintiff class in In Re Salomon Analyst Metromedia Litigation.

Adelphia Communications Corporation

Defendant banks in In Re Adelphia Communications Corporation Securities and Derivative Litigation, including the Citigroup Parties, have entered into settlement agreements with the Los Angeles County Employees Retirement Association and with The Division of Investment of the New Jersey Department of Treasury. The Citigroup Parties' share of the settlement was covered by existing reserves.

Item 1A.    Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2006 there were additional sales of 2,836.4022 Redeemable Units of Limited Partnership totaling $2,269,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under section 4(2) of the Securities Act of 1933, as amended and section 506 of Regulation D promulgated thereunder.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit*	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2006 – July 31, 2006	4,704.4219	$790.44	N/A	N/A
August 1, 2006 – August 31, 2006	1,202.5638	$769.75	N/A	N/A
September 1, 2006 – September 30, 2006	777.3423	$775.91	N/A	N/A
	6,684.3280	$778.70	N/A	N/A

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

CITIGROUP FAIRFIELD FUTURES FUND L.P. II

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel, President and Director
Date:	November 14, 2006
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	November 14, 2006