Form 10-K
period 2006-12-13
CITIGROUP FAIRFIELD FUTURES FUND LP II
filed 2007-03-30
CIK 1276262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the year ended December 31, 2006

Commission File Number 000-51282

CITIGROUP FAIRFIELD FUTURES FUND L.P. II

(Exact name of registrant as specified in its charter)

New York	56-2421596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Citigroup Managed Futures LLC
731 Lexington Ave. 25th FL.
New York, New York 10022

(Address and Zip Code of principal executive offices)

(212) 559-2011

(Registrant’s telephone number, including area code)

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

Yes X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer              Accelerated filer               Non-accelerated filer X

Indicate by check mark if the registrant is a shell company (as defined in rule 2b-2 of the Act)

Yes              No X

Limited Partnership Redeemable Units with an aggregate value of $72,205,789 were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter.

As of February 28, 2007, 73,913.8365 Limited Partnership Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1.    Business.

(a)    General development of business. Citigroup Fairfield Futures Fund L.P. II (the ‘‘Partnership’’) is a limited partnership organized on December 18, 2003 under the partnership laws of the State of New York. The Partnership commenced trading operations on March 15, 2004. The Partnership engages, directly or indirectly in speculative trading of commodity interests, including futures contracts, options and forward contracts. The Partnership may also engage in swaps transactions and other derivative transactions with the approval of the General Partner (defined below).

Between January 12, 2004 (commencement of the offering period) and March 12, 2004, 28,601 Units of Limited Partnership Interest (‘‘Redeemable Units’’) were sold. Proceeds of the offering were held in an escrow account and were transferred, along with the general partner’s contribution of $285,000 to the Partnership’s trading account on March 15, 2004 when the Partnership commenced trading. The Partnership continues to offer Redeemable Units. Sales and redemptions of Redeemable units and general partner contributions and redemptions for the years ended December 31, 2006, 2005 and for the period from March 15, 2004 (commencement of trading operations) to December 31, 2004 are reported in the Statements of Changes in Partners’ Capital on page F-8 under ‘‘Item 8. Financial Statements and Supplementary Data.’’

On June 1, 2006, the Partnership allocated substantially all of its capital to the CMF Graham Master Fund L.P. (the ‘‘Master’’), a limited partnership organized under the partnership laws of the State of New York. The partnership purchased 74,569.3761 units of the Master with cash equal to $75,688,021. The Master was formed in order to permit accounts managed by Graham Capital Management L.P. (‘‘Graham’’ or the ‘‘Advisor’’) using the Multi Trend Program at 125% Leverage, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

At December 31, 2006, the Partnership owns 30.1% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the ‘‘General Partner’’) and commodity pool operator of the Partnership/Master. The Partnership’s/Master’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’), CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc.

The Master’s trading of futures, forwards and options contracts, if applicable, on commodities is done primarily on United States of America and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM.

The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) an amount to entitle it to 1% of each material item of Partnership income, loss, deduction or credit and (ii) the greater of (a) 1% of the partners’ contributions to the Partnership or (b) $25,000. The Partnership will be liquidated upon the first of the following to occur: December 31, 2023; the net asset value per Redeemable Unit falls below $400 as of the close of any business day; a decline in net assets after trading commences to less than $1,000,000; or under certain circumstances as defined in the Limited Partnership Agreement of the Partnership (the ‘‘Limited Partnership Agreement’’).

Under the Limited Partnership Agreement, dated as of December 18, 2003, the General Partner has sole responsibility for the administration of the business and affairs of the Partnership. The Partnership pays the General Partner a monthly administrative fee in return for its services to the Partnership equal to .5/12 of 1% (0.5% per year) of month-end Net Assets per year. Month-end Net Assets, for the purpose of calculating administrative fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees.

The General Partner has entered into a Management Agreement (the ‘‘Management Agreement’’) with the Advisor who will make all commodity trading decisions for the Partnership. The Advisor is not affiliated with the General Partner or CGM. The Advisor is not responsible for the organization or operation of the Partnership. Pursuant to the terms of the Management Agreement, the Partnership pays the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor. The Advisor is a special Limited Partner of the Partnership and will receive a quarterly Profit Share allocation to its capital account in the Partnership equal to 20% of New Trading Profits, as defined in the Management Agreement on behalf of the Partnership during each calendar quarter in the form of units. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees.

The Partnership has entered into a Customer Agreement with CGM (the ‘‘Customer Agreement’’) which provides that the Partnership will pay CGM a monthly brokerage fee equal to 9/24 of 1% (4.5% per year) of month-end Net Assets, in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating the brokerage fee are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of accrued expenses and redemptions payable. CGM also pays a portion of its brokerage fees to its financial advisors who have sold Redeemable Units and who are registered as associated persons with the Commodity Futures Trading Commission (the ‘‘CFTC’’). The Partnership pays for National Futures Association (‘‘NFA’’) fees, exchange fees, clearing fees, give-up fees, user fees and floor brokerage fees. In addition, CGM pays the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses.

(b)    Financial information about industry segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests (including, but not limited to, futures contracts, options and forward contracts on U.S. Treasury Bills, other financial instruments, foreign currencies, stock indices and physical commodities). The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2006 and 2005 is set forth under ‘‘Item 6. Selected Financial Data.’’ The Partnership’s capital as of December 31, 2006 was $61,531,441.

(c)    Narrative description of business.

See Paragraphs (a) and (b) above.

(i) through (xii) — Not applicable.

(xiii) — The Partnership has no employees.

(d)    Financial Information About Geographic Areas. The Partnership does not engage in the sale of goods or services or own any long lived assets, and therefore this item is not applicable.

(e)    Available Information. The Partnership does not have an Internet address. The Partnership will provide paper copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports free of charge upon request.

(f)    Reports to Security Holders. Not applicable.

(g)    Enforceability of Civil Liabilities Against Foreign Persons. Not applicable.

Item 1A.    Risk Factors.

As a result of leverage, small changes in the price of the Master’s positions may result in major losses.

The trading of commodity interests is speculative, volatile and involves a high degree of leverage. A small change in the market price of a commodity interest contract can produce major losses for the Master.

An investor may lose all of his investment.

Due to the speculative nature of trading commodity interests, an investor could lose all of its investment in the Master.

Partnership will pay substantial fees and expenses regardless of profitability.

Regardless of its trading performance, the Master will incur fees and expenses, including brokerage and management fees. Fees will be paid to the trading advisor even if the Master experiences a net loss for the full year.

An investor’s ability to redeem or transfer units is limited.

An investor’s ability to redeem units is limited and no market exists for the units.

Conflicts of interest exist.

The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:

1.	The General Partner and commodity broker are affiliates;

2.	The Advisor, the commodity broker and their principals and affiliates may trade in commodity interests for their own accounts; and

3.	Smith Barney financial advisors will receive ongoing compensation for providing services to an investor’s account.

Investing in units might not provide the desired diversification of an investor’s overall portfolio.

The Partnership will not provide any benefit of diversification of an investor’s overall portfolio unless it is profitable and produces returns that are independent from stock and bond market returns.

Past performance is no assurance of future results.

The Advisor’s trading strategies may not perform as they have performed in the past. The advisor has from time to time incurred substantial losses in trading on behalf of clients.

An investor’s tax liability may exceed cash distributions.

Investors are taxed on their share of the Partnership’s income, even though the Partnership does not intend to make any distributions.

Item 2.    Properties.

The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, Citigroup.

Item 3.    Legal Proceedings.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which CGMHI or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

CGM is a New York corporation with its principal place of business at 388 Greenwich St., New York, New York 10013. CGM is registered as a broker-dealer and futures commission merchant (‘‘FCM’’), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. CGM and its affiliates also provide investment banking and other financial services for clients worldwide.

There have been no material administrative, civil or criminal actions within the past five years against CGM (formerly known as Salomon Smith Barney) or any of its individual principals and no such actions are currently pending, except as follows.

Enron Corp.

Beginning in 2002, Citigroup, CGM and certain executive officers and current and former employees (along with, in many cases, other investment banks and certain Enron officers and directors, lawyers and/or accountants) were named as defendants in a series of individual and putative class action lawsuits related to Enron. The putative securities class action and all remaining individual actions (other than actions brought as part of Enron’s Chapter 11 bankruptcy proceeding) were consolidated or coordinated in the United States District Court for the Southern District of Texas. The consolidated securities class action, brought on behalf of a putative class of individuals who purchased Enron securities (NEWBY, et al. v. ENRON CORP., et al.), alleged violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10 and 20 of the Securities Exchange Act of 1934, as amended. Citigroup agreed to settle this action on June 10, 2005. Under the terms of the settlement, approved by the District Court on May 24, 2006, Citigroup will make a pretax payment of $2.01 billion to the settlement class, which consists of all purchasers of publicly traded equity and debt securities issued by Enron and Enron-related entities between September 9, 1997 and December 2, 2001. In light of this settlement, plaintiffs in three individual securities actions, which are part of the NEWBY class, have agreed to dismiss their lawsuits against Citigroup: CALIFORNIA PUBLIC EMPLOYEES’ RETIREMENT SYSTEM v. BANC OF AMERICA SECURITIES LLC, et al.; HEADWATERS CAPITAL LLC v. LAY, et al.; and VARIABLE ANNUITY LIFE INS. CO. v. CREDIT SUISSE FIRST BOSTON CORP., et al. Plaintiffs in two other cases, not part of the NEWBY class, have also voluntarily dismissed their claims against Citigroup: STEINER v. ENRON CORP., et al. and TOWN OF NEW HARTFORD v. LAY, et al.

A number of other individual actions have been settled and/or dismissed. On October 26, 2006, Citigroup, along with certain other investment bank defendants, agreed to settle an action brought by four Ohio state pension funds that purchased Enron securities, PUBLIC EMPLOYEES RETIREMENT SYSTEM OF OHIO, et al. v. FASTOW, et al. In December 2006, Citigroup agreed to settle three actions brought by various investment funds and insurance companies that purchased Enron securities: AMERICAN NATIONAL INSURANCE COMPANY, et al. v. CITIGROUP INC., et al.; WESTBORO PROPERTIES, LLC, et al. v. CITIGROUP INC., et al.; and RAVENSWOOD I, L.L.C., et al. v. CITIGROUP INC., et al. On December 15, 2006, the District Court dismissed with prejudice 10 cases brought by clients of a single law firm in connection with the purchase and holding of Enron securities (also dismissing third-party claims against Citigroup): ADAMS, et al. v. ARTHUR ANDERSEN, et al.; AHLICH, et al. v. ARTHUR ANDERSEN, et al.; BULLOCK, et al. v. ARTHUR ANDERSEN, et al.; CHOUCROUN, et al. v. ARTHUR ANDERSEN, et al.; DELGADO, et al. v. ARTHUR ANDERSEN, et al.; GUY, et al. v. ARTHUR ANDERSEN, et al.; JOSE, et al. v. ARTHUR ANDERSEN, et al.; ODAM, et al. v. ENRON CORP., et al.; PEARSON, et al. v. FASTOW, et al.; and ROSEN, et al. v. FASTOW, et al. Plaintiffs filed a notice of appeal in each of the ten cases on January 5, 2007.

Additional actions against Citigroup and its affiliates were filed beginning in 2002 in the Southern District of Texas and other various jurisdictions. Certain of these remain pending, including: (i) actions brought by investors in Enron securities; (ii) actions brought by commercial banks that participated in Enron revolving credit facilities and/or purchasers of Enron bank debt in the secondary market; (iii) actions filed by Enron in its Chapter 11 bankruptcy proceedings seeking to recover payments to Citigroup as alleged preferences or fraudulent conveyances, to disallow or equitably subordinate claims of Citigroup and Citigroup transferees on the basis of alleged fraud, and to recover damages from Citigroup for allegedly aiding and abetting breach of fiduciary duty; (iv) actions brought by the Attorney General of Connecticut in connection with an Enron-related transaction; (v) an action brought by certain trusts that issued securities linked to Enron’s credit, by the related indenture trustee and certain holders of those securities; (vi) an action brought by a utility, alleging that Citigroup and others aided Enron in fraudulently overcharging for electricity; and (vii) actions by a bank that entered into credit derivative swap transactions with Citibank.

Research

WorldCom, Inc. Beginning in 2002, Citigroup, CGM and certain executive officers and current and former employees (along with, in many cases, other investment banks, certain WorldCom officers and directors, and/or accountants) were named as defendants in a series of individual and putative class action lawsuits relating to the underwriting of WorldCom securities and the issuance of research analyst reports concerning WorldCom. The putative class action and the majority of the individual actions were consolidated in the United States District Court for the Southern District of New York as In re WORLDCOM, INC. SECURITIES LITIGATION; certain individual actions remained pending in other state and federal courts. Citigroup settled the consolidated putative class action in May 2004. Citigroup has now settled all but four of the WorldCom-related individual actions. One of the four remaining actions,

HOLMES, et al. v. GRUBMAN, et al., was dismissed by the District Court; an appeal is pending in the United States Court of Appeals for the Second Circuit.

Telecommunications Research Class Actions. Beginning in 2002, Citigroup, CGM and certain executive officers and current and former employees were named as defendants in a series of putative class action lawsuits, alleging violations of the federal securities laws, including Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, in connection with Citigroup research analyst reports concerning seven issuers: AT&T Corp. (‘‘AT&T’’), Winstar Communications, Inc. (‘‘Winstar’’), Level 3 Communications, Inc. (‘‘Level 3’’), Metromedia Fiber Network, Inc. (‘‘MFN’’), XO Communications, Inc. (‘‘XO’’), Williams Communications Group Inc. (‘‘Williams’’), and Focal Communications, Inc. (‘‘Focal’’). These putative class actions were assigned to a single judge in the United States District Court for the Southern District of New York for coordinated proceedings. The court consolidated these actions into seven separate proceedings corresponding to the seven issuers of securities involved.

Citigroup has settled five of the seven actions. On August 17, 2006, the court approved Citigroup’s settlement of the AT&T action, In re SALOMON ANALYST AT&T LITIGATION. On September 29, 2006, the court approved Citigroup’s settlements of the Level 3, XO and Williams actions, In re SALOMON ANALYST LEVEL 3 LITIGATION, In re SALOMON ANALYST XO LITIGATION, and In re SALOMON ANALYST WILLIAMS LITIGATION, respectively. On November 14, 2006, the court preliminarily approved Citigroup’s settlement of the Focal action, LOS ANGELES CITY EMPLOYEES RETIREMENT ASSOCIATION v. CITIGROUP. A hearing on the final approval of the Focal settlement was scheduled for March 23, 2007.

The Winstar action, In re SALOMON ANALYST WINSTAR LITIGATION, was dismissed with prejudice in its entirety on January 6, 2005. The MFN action, In re SALOMON ANALYST METROMEDIA LITIGATION, remains pending. On January 6, 2005, the District Court granted in part and denied in part Citigroup’s motion to dismiss the claims against it. On June 20, 2006, the District Court certified the plaintiff class in the MFN action. The District Court’s class certification decision is on appeal in the United States Court of Appeals for the Second Circuit.

Global Crossing, Ltd. In January 2004, the Global Crossing Estate Representative filed an adversary action in the United States Bankruptcy Court for the Southern District of New York against Citigroup and several other banks seeking to rescind the payment of a loan made to a Global Crossing subsidiary. Citigroup moved to dismiss the action in May 2004, and the motion remains pending.

Qwest-related Actions. Beginning in 2003, Citigroup and CGM (along with, in many cases, other investment banks, certain Qwest officers and directors and accountants) were named as defendants in a series of actions alleging violations of state and federal securities laws in connection with the underwriting of, and research analyst reports concerning, Qwest Communications International Inc. (‘‘Qwest’’). Citigroup either settled or obtained dismissal of several such cases. In October 2006, Citigroup settled the two remaining Qwest-related actions: CALIFORNIA STATE TEACHERS’ RETIREMENT SYSTEM v. QWEST COMMUNICATIONS INTERNATIONAL INC., et al., and STATE UNIVERSITIES RETIREMENT SYSTEM OF ILLINOIS v. QWEST COMMUNICATIONS INTERNATIONAL INC., et al.

Customer Class Actions. On May 18, 2006, the District Court gave final approval to the settlement in NORMAN v. SALOMON SMITH BARNEY, a putative class action asserting violations of the Investment Advisers Act of 1940 and various common law claims in connection with certain customers who maintained guided portfolio management accounts at Smith Barney.

In March 2004, a putative research-related customer class action alleging various state law claims arising out of the issuance of allegedly misleading research analyst reports, DISHER v. CITIGROUP GLOBAL MARKETS INC., was filed in Illinois state court. Citigroup removed this action to federal court, and in August 2005 the United States Court of Appeals for the Seventh Circuit reversed the District Court’s August 2004 order remanding the case to state court, and directed the District Court to dismiss plaintiffs’ claims as pre-empted. On June 26, 2006, the United States Supreme Court granted plaintiffs’ petition for a writ of certiorari, vacated the Seventh Circuit’s opinion and remanded the case to the Seventh Circuit for further proceedings. On January 22, 2007, the Seventh Circuit dismissed Citigroup’s appeal from the District Court’s removal order for lack of appellate jurisdiction. On February 1, 2007, plaintiffs secured an order reopening this case in Illinois state court, and on February 16, Citigroup removed the reopened action to federal court.

Arbitrations. In addition to the various lawsuits discussed above, similar claims against Citigroup and certain of its affiliates relating to research analyst reports concerning the securities mentioned above, and other securities, are pending in numerous arbitrations around the country.

Adelphia Communications Corporation

On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia Communications Corporation against certain lenders and investment banks, including CGM, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the ‘‘Citigroup Parties’’). The complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Holding Company Act and common law. The complaints seek equitable relief and an unspecified amount of compensatory and punitive damages. In November 2003, a similar adversary proceeding was filed by the Equity Holders Committee of Adelphia. In June 2004, motions to dismiss were filed with respect to the complaints of the Official Committee of Unsecured Creditors and the Equity Holders Committee. The motions are currently pending.

In addition, CGM is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also assert claims against Citigroup Inc. and Citibank, N.A. All of the complaints allege violations of federal securities laws, and certain of the complaints also allege violations of state securities laws and the common law. The complaint seeks unspecified damages. In December 2003, a second amended complaint was filed and consolidated before the same judge of the United States District Court for the Southern District of New York. In February 2004, motions to dismiss the class and individual actions pending in the United States District Court for the Southern District of New York were filed. In May and July of 2005, the United States District Court for the Southern District of New York granted motions to dismiss several claims, based on the running of applicable statute of limitations, asserted in the putative class and individual actions being coordinated under IN RE ADELPHIA COMMUNICATIONS CORPORATION SECURITIES AND DERIVATIVE LITIGATION. With the exception of one individual action that was dismissed with prejudice, the court granted the putative class and individual plaintiffs leave to re-plead certain of those claims the court found to be time-barred. Without admitting any liability, CGM and numerous other financial institution defendants settled IN RE ADELPHIA COMMUNICATIONS CORPORATION SECURITIES AND DERIVATIVE LITIGATION for a total of $250 million, and the settlement was approved in November 2006. Two of the additional remaining individual complaints have been settled.

Mutual Funds

Citigroup and certain of its affiliates have been named in several class action litigations pending in various federal District Courts arising out of alleged violations of the federal securities laws, including the Investment Company Act, and common law (including breach of fiduciary duty and unjust enrichment). The claims concern practices in connection with the sale of mutual funds, including allegations involving market timing, revenue sharing, incentive payments for the sale of proprietary funds, undisclosed breakpoint discounts for the sale of certain classes of funds, inappropriate share class recommendations and inappropriate fund investments. The litigations involving market timing have been consolidated under the Multi District rules in the United States District Court for the District of Maryland (the ‘‘MDL action’’), and the litigations involving revenue sharing, incentive payment and other issues are pending in the United States District Court for the Southern District of New York. The plaintiffs in these litigations generally seek unspecified compensatory damages, recessionary damages, injunctive relief, costs and fees. In the principal cases concerning revenue sharing, incentive payment and other issues, the lead plaintiff filed a consolidated and amended complaint on December 15, 2004. Citigroup defendants’ motion to dismiss the consolidated complaint was substantially granted; a motion to dismiss the remaining claim has been filed. Several derivative actions and class actions were also dismissed against Citigroup defendants in the MDL action (the class actions were dismissed with leave to re-plead state law claims of unjust enrichment).

Issues in the mutual-fund industry continue to receive scrutiny by various government regulators and self regulatory agencies. CGM reached an agreement in principle with the NYSE to settle a matter related to its market-timing practices prior to September 2003.

IPO Securities Litigation

In April 2002, consolidated amended complaints were filed against CGM and other investment banks named in numerous putative class actions filed in the United States District Court for the Southern District of New York, alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. Defendants’ motion to dismiss was denied. On October 13, 2004, the court granted in part the motion to certify class actions for six focus cases in the securities litigation. CGM is not a defendant in any of the six focus cases. In December 2006, the United States Court of Appeals for the Second Circuit reversed the District Court and held that the matter could not proceed as a class action. The plaintiffs filed a petition for rehearing in January 2007.

IPO Antitrust Litigation

Beginning in March 2001, several putative class actions that were later consolidated into a single class action were filed in the Southern District of New York against CGM and other investment banks, alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters. A separate putative class action was filed against the same underwriter defendants as well as certain institutional investors alleging commercial bribery claims under the Robinson Patman Act arising out of similar allegations regarding IPO allocation conduct. On November 3, 2003, the District Court granted CGM’s motion to dismiss the consolidated amended complaint in the antitrust case and the Robinson Patman complaint. Plaintiffs thereafter appealed the District Court’s order dismissing the two actions. On September 28, 2005, the Second Circuit vacated the District Court’s decision and ordered the cases remanded to the District Court. In December 2006, the United States Supreme Court granted the underwriter defendants’ petition for certiorari to review the Second Circuit’s decision and set oral argument for March 2007.

Auction Rate Securities

On May 31, 2006, the Securities and Exchange Commission (the ‘‘SEC’’) instituted and simultaneously settled proceedings against CGM and 14 other broker-dealers regarding practices in the Auction Rate Securities market. The SEC alleged that the broker-dealers violated Section 17(a)(2) of the Securities Act. The broker-dealers, without admitting or denying liability, consented to the entry of an SEC cease-and-desist order providing for censures, undertakings, and penalties. CGM paid a penalty of $1.5 million.

In the course of its business, CGM as a major futures commission merchant and broker-dealer, is party to various claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of CGM.

Item 4.    Submission of Matters to a Vote of Security Holders.

There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of December 31, 2006 was 652.

(c)	Dividends. The Partnership did not declare a distribution in 2006 or 2005.

(d)	Use of Proceeds. For the year ended December 31, 2006, there were additional sales of 15,263.9020 Redeemable Units totaling $12,273,000. For the year ended December 31, 2005, there were additional sales of 35,516.6365 Redeemable Units totaling $29,158,000 and 100 Redeemable Units totaling $90,764 for Special Limited Partner Interest. For the period from March 15, 2004 (commencement of trading operations) to December 31, 2004 there were additional sales of 73,868.1002 Redeemable Units totaling $64,502,000 and General Partner contributions representing 438.0407 Redeemable Unit equivalents totaling $395,000.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forward contracts.

(e)	Securities Authorized for Issuance Under Equity Compensatory Plans. None.

Item 6.    Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in Net Asset Value per Redeemable Unit for the years ended December 31, 2006, 2005 and the period March 15, 2004 (commencement of trading operations) to December 31, 2004, and total assets at December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	Period from March 15, 2004 (commencement of trading operations) to December 31, 2004
Realized and unrealized trading gains (losses) by the Partnership and allocated from the Master, net of expenses allocated from the Master, brokerage commissions (including clearing fees) of $3,374,786, $3,862,288 and $2,225,176, respectively	$(1,156,188)	$(10,381,586)	$(345)
Interest income and interest income allocated from Master	2,768,911	2,043,979	503,409
	$1,612,723	$(8,337,607)	$503,064
Net loss before Allocation to Special Limited Partner	$(391,912)	$(10,506,006)	$(800,732)
Allocation to Special Limited Partner	$(451)	$(10,961)	$—
Net loss available for pro rata distribution to partners	$(391,461)	$(10,495,045)	$(800,732)
Decrease in Net Asset Value per Redeemable Unit	$(4.51)	$(109.61)	$(92.36)
Total assets	$68,501,056	$80,751,541	$86,472,888

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership through its investment in the Master aims to achieve substantial capital appreciation through speculative trading in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals. The Master may employ futures, options on futures, and forward, spot and swap contracts in those markets.

The General Partner manages all business of the Partnership. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to Graham. The General Partner employs a team of approximately 20 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the Partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals use propriety technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of trading activity and reporting to limited partners and regulatory authorities. In selecting the Advisor for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements.

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

Since June 1, 2006, Graham has traded the Partnership’s assets allocated to it in accordance with its Multi-Trend Program at 125% Leverage (‘‘Multi-Trend’’). Prior to this date, Graham traded its Global Diversified Program at Standard Leverage, the Graham Selective Trading Program at Standard Leverage and the K5 Program on behalf of the Fund. The Multi-Trend Program combines four individual Graham investment programs into one program. The Multi-Trend Program initially allocates assets equally among other Graham programs. As market conditions or other circumstances change, Graham may alter the weightings of the individual programs and add (or delete) other programs to the Multi-Trend Program, as it deems appropriate.

The K4 Program trades in approximately 65 markets including foreign exchange, global interest rates, stock index futures, agricultural futures, metals and energy.

In addition to the Multi-Trend Program Program, as of December 31, 2006, Graham traded the following futures programs: its Global Diversified Program, the Graham Selective Trading Program, the Proprietary Matrix Program and the K4 program Fed Policy Program.

Graham’s success depends to a great extent upon the occurrence of market conditions favorable to its trading strategy. Factors such as lack of major price trends or increased governmental control of, or participation in, the markets, may reduce Graham’s ability to trade profitably in the future.

As a managed futures partnership, the Partnership’s/Master’s performance is dependent upon the successful trading of the Partnership’s Advisor to achieve the Partnership’s/Master’s objectives. It is the business of the General Partner to monitor the Advisor’s performance to assure compliance with the Partnership’s/Master’s trading policies and to determine if the Advisor’s performance is meeting the Partnership’s/Master’s objectives. Based on 2006 results, the General Partner continues to believe the Advisor and the trading of the Multi-Trend Program have met the Partnership’s/Master’s objectives and expects to continue to allocate the Partnership’s/Master’s assets to the Advisor and this program unless otherwise indicated.

(a)    Liquidity.

The Partnership does not engage in the sales of goods or services. Its only assets are its investment in the Master and cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material loss in liquidity.

To minimize this risk relating to low margin deposits, the Master follows certain trading policies, including:

(i)	The Master invests its assets only in commodity interests that the Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

(ii)	An Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Master’s net assets allocated to that Advisor.

(iii)	The Master may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Master does not employ the trading technique commonly known as ‘‘pyramiding,’’ in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Master does not utilize borrowings except short-term borrowings if the Master takes delivery of any cash commodities.

(vi)	The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Master. The term ‘‘spread’’ or ‘‘straddle’’ describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.

(vii)	The Master will not permit the churning of its commodity trading account. The term ‘‘churning’’ refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.

In the normal course of business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates, or, in the case of derivative commodity interests, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards, swaps and certain options. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as counterparty to the transactions. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Master has credit risk and concentration risk because the sole counterparty or broker with respect to the Master’s assets is CGM.

The General Partner monitors and controls the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also ‘‘Item 8. Financial Statements and Supplementary Data’’ for further information on financial instrument risk included in the notes to the financial statements.)

Other than the risks inherent in commodity futures and swaps trading, the Master knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Master’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may, in its discretion, cause the Master to cease trading operations and liquidate all open positions under certain circumstances including a decrease in Net Asset Value per Redeemable Unit to less than $400 as of the close of business on any business day.

(b)    Capital resources.

(i)    The Partnership has made no material commitments for capital expenditures.

(ii)    The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses allocated from the Master on trading and by expenses, interest income allocated from the Master, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Advisor may or may not be able to identify, such as changing supply and demand relationships, weather, government agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, commissions, advisory fees and administrative fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisor to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by CGM is dependent upon interest rates over which the Partnership has no control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem his Redeemable Units at their Net Asset Value as of the last day of a month on 10 days’ notice to the General Partner. For the purpose of a redemption, any accrued liability for reimbursement of offering and organization expenses for the Initial Offering Period will not reduce Net Asset Value per Redeemable Unit. There is no fee charged to limited partners in connection with redemptions. For the year ended December 31, 2006, 32,262.8283 Redeemable Units were redeemed totaling $25,795,921. For the year ended December 31, 2005, 31,098.2836 Redeemable Units were redeemed totaling $25,005,536. For the period from March 15, 2004 (commencement of trading operations) to December 31, 2004, 13,171.2716 Redeemable Units were redeemed totaling $11,200,216.

For the year ended December 31, 2006, there were additional sales of 15,263.9020 Redeemable Units totaling $12,273,000. For the year ended December 31, 2005, there were additional sales of 35,516.6365 Redeemable Units totaling $29,158,000 and 100.0000 Redeemable Units totaling $90,764 of Special Limited Partner Interest. For the period from March 15, 2004 (commencement of trading operations) to December 31, 2004, there were additional sales of 73,868.1002 Redeemable Units totaling $64,502,000 and General Partner contributions representing 438.0407 Unit equivalents totaling $395,000.

(c)    Results of Operations.

For the year ended December 31, 2006, the Net Asset Value per Redeemable Unit decreased 0.6% from $798.03 to $793.52. For the year ended December 31 2005, the Net Asset Value per Redeemable Unit

decreased 12.1% from $907.64 to $798.03. For the period March 15, 2004 (commencement of trading operations) through December 31, 2004, the Net Asset Value Per Redeemable Unit decreased 9.2% from $1,000.00 (less offering adjustment of $2.60) to $907.64.

The Partnership experienced a net trading gain of $3,792,792 before brokerage fees, related fees and net trading gains allocated from the Master in 2006. Gains were primarily attributable to the Master’s trading of commodity futures in energy, non-U.S interest rates, metals and indices and were partially offset by losses in currencies, grains, U.S. interest rates, livestock and softs.

The Master’s performance in 2006 was characterized by several price trend reversals in the financial and commodity markets. Profits were earned early in the year as directional trends emerged. However, the trends did not last and major price corrections occurred during the summer months, especially in currencies, metals and equity indices. Towards the end of the year the Master benefited from optimistic market conditions. Gains were made in equity indices, metals and the energy sector while losses were realized in the currencies, interest rates and the agricultural sector.

Strong gains were made in the equity indices as rising global equity valuations were supported by increased optimism over economic growth and lower energy prices towards the later part of the year. Gains were made in the metals sector as the trading Advisor was able to capture the uptrend in the prices earlier in the year while minimizing losses during a correction in the later part. Modest gains were made in the energy sector towards the end of the year as energy prices tumbled from historically high levels.

Master losses mainly stemmed from currency trading. The currency market remained difficult as economic data and inflationary concerns perplexed directional trading. Losses were realized in the domestic and global fixed income markets as inflationary pressure remained high and markets speculated about the future changes in the interest rates. The Master also suffered losses in the agricultural sector as alternating meteorological conditions between drought and rainfall contributed to irregular price developments.

The Partnership experienced a net trading loss of $6,519,298 before brokerage fees and related fees in 2005. Losses were primarily attributable to the trading of commodity futures in currencies, energy, grains, U.S. interest rates and non-U.S. interest rates and livestock and were partially offset by gains in metals, softs and indices.

The year 2005 was characterized by several events that made it extraordinarily difficult for the advisor’s program to trade successfully and to retain profits when earned. Nearly all sectors experienced these conditions with the currency and interest rate markets generating the greatest losses for the partnership. The tone for the year was set in January and continued through the next three months. Over the first four months of the year, the partnership’s net asset value per unit was down 14% and managed to crawl back to a negative 12 percent by year-end.

After a prolonged decline in 2004, the U.S. dollar defied expectations for further weakness and rallied in January resulting in substantial losses at the beginning of the new year. While the dollar strengthened through the second and third quarters providing some profits, interest rate markets became treacherous as the U.S. Fed’s mixed signals to the marketplace combined with strength in global interest rates made the U.S. interest rate markets choppy resulting in losses for the advisor’s program.

Crude oil and natural gas prices increased throughout the year dramatically reaching their peaks post Hurricanes Katrina and Rita. These markets provided extended trending patterns for the partnership’s advisors and resulted in minor profits for the partnership.

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

In financial markets, foreign stock market indices were the most profitable sector for the partnership for the year as a resurging Japanese economy and positive political news in Europe propelled these markets out of long-term doldrums. While some recovery of profits did occur in the last four months of the year, the reversal of the U.S. dollar’s year-long rise in late December and along with the collapse in natural gas prices and resulted in the Fund’s net asset value per unit ending the year down approximately 12.1%.

The Partnership experienced a net trading gain of $2,225,176 before brokerage fees and related fees in 2004. Gains were primarily attributable to the trading of commodity futures in currencies, energy, grains, non-U.S. interest rates, livestock and indices and were partially offset by losses in U.S. interest rates, metals and softs.

(d)    Operational Risk

The Partnership through its investment in the Master is directly exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.

Such risks include:

Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Master is subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets.

Technological Risk — the risk of loss attributable to technological limitations or hardware failure that constrain the Master’s ability to gather, process, and communicate information efficiently and securely, without interruption, to customers, among Redeemable Units within the Partnership, and in the markets where the Partnership participates.

Legal/Documentation Risk — the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.

Financial Control Risk — the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management’s authorization, and that financial information utilized by management and communicated to external parties, including the Partnership’s Redeemable Unit holder, creditors, and regulators, is free of material errors.

(e)    Critical Accounting Policies.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from these estimates.

All commodity interests (including derivative financial instruments and derivative commodity instruments) held by the Master are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

Foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting dates, is included in the statement of financial condition.

Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statement of income and expenses and partners’ capital.

The General Partner believes that the accounting policies that will be most critical to the Partnership’s financial condition and results of operations relate to the valuation of the Master’s positions. The majority of the Master’s positions will be exchange-traded futures contracts, which will be valued daily at settlement prices published by the exchanges. If applicable, the Master’s spot and forward foreign currency contracts will also be valued at published daily settlement prices or at dealers’ quotes. The General Partner expects that under normal circumstances substantially all of the Master’s assets will be valued by objective measures and without difficulty.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Introduction

The Master is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Master’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Master’s main line of business.

The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Master and their share of Master assets and undistributed profits. This limited liability is a consequence of the organization of the Master as a limited partnership under applicable law.

Market movements result in frequent changes in the fair market value of the Master’s open positions and, consequently, in its earnings and cash flow. The Master’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Master’s open positions and the liquidity of the markets in which it trades.

The Master rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Master’s past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Master could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Master’s speculative trading and the recurrence in the markets traded by the Master of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Master’s experience to date (i.e., ‘‘risk of ruin’’). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Master’s losses in any market sector will be limited to Value at Risk or by the Master’s attempts to manage its market risk.

Quantifying the Partnership’s Trading Value at Risk

The following quantitative disclosures regarding the Master’s market risk exposures contain ‘‘forward-looking statements’’ within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the ‘‘Securities Act’’) and Section 21E of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).

The Master’s risk exposure in the various market sectors traded by the Advisor is quantified below in terms of Value at Risk. Due to the Partnership’s mark-to-market accounting, any loss in the fair value of the

Partnership’s investment in Master is directly reflected in the Partnership’s earnings (realized or unrealized). Exchange maintenance margin requirements have been used by the Master as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%–99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

In the case of market sensitive instruments which are not exchange traded (almost exclusively currencies in the case of the Master), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

The fair value of the Master’s futures and forward positions does not have any optionality component. However, the Advisor may trade commodity options. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Master in almost all cases fluctuate to a lesser extent than those of the underlying instruments.

In quantifying the Partnership’s Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been added to determine each trading category’s aggregate Value at Risk. The diversification effects resulting from the fact that the Master’s positions are rarely, if ever, 100% positively correlated have not been reflected.

The Partnership’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of December 31, 2006 and the Partnership’s open positions by market category as of December 31, 2005, and the highest, lowest and average value at any point during the year and the average value for the years ended December 31, 2006 and 2005. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of December 31, 2006, the Master’s total capitalization was $226,673,516.

December 31, 2006

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC Contracts	$12,761,761	5.63%	$12,761,761	$4,389	$5,383,903
Energy	506,800	0.22%	919,454	91,000	430,399
Grains	153,975	0.07%	2,340,603	52,279	408,617
Interest Rates U.S.	428,000	0.19%	3,171,500	21,197	1,262,674
Interest Rates Non-U.S.	5,607,373	2.47%	5,607,373	711,084	3,057,043
Metals:
– Exchange Traded Contracts	18,000	0.01%	100,000	5,000	28,833
– OTC Contracts	604,287	0.27%	1,169,756	10,350	342,463
Softs	487,235	0.22%	688,799	148,926	599,812
Indices	15,287,954	6.74%	20,158,249	315,426	8,578,771
Total	$35,855,385	15.82%

* Annual average of month-end value at risk

As of December 31, 2005, the Partnership’s total capitalization was $75,446,274.

December 31, 2005

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC Contracts	$1,247,319	1.65%	$3,136,089	$255,496	$1,331,948
Energy	88,200	0.12%	1,265,000	7,500	279,008
Grains	17,062	0.02%	134,300	6,300	43,797
Interest rates U.S.	162,592	0.21%	914,600	8,192	320,443
Interest rates Non-U.S.	428,362	0.57%	1,701,335	75,501	525,027
Livestock	6,400	0.01%	15,200	6,400	11,467
Metals:
– Exchange Traded Contracts	7,500	0.01%	126,000	7,500	41,889
– OTC Contracts	140,444	0.19%	1,522,004	59,200	452,938
Softs	98,587	0.13%	281,922	29,000	118,835
Indices	1,857,365	2.46%	5,410,046	174,053	2,231,316
Total	$4,053,831	5.37%

* Annual average based on month-end value at risk

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Master is typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Master. The magnitude of the Master’s open positions creates a ‘‘risk of ruin’’ not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Master to incur severe losses over a short period of time. The foregoing Value at Risk table — as well as the past performance of the Partnership — give no indication of this ‘‘risk of ruin.’’

Non-Trading Risk

The Master has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.

Materiality as used in this section, ‘‘Qualitative and Quantitative Disclosures About Market Risk,’’ is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Master’s market sensitive instruments.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Master’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Master manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Master’s primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Master’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Master. There can be no assurance that the Master’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term. Investors must be prepared to lose all or substantially all of their investment in the Master.

The following were the primary trading risk exposures of the Partnership through its investment in the Master as of December 31, 2006, by market sector.

Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Master and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Master’s profitability. The Master’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-8 countries. However, the Master also takes futures positions on the government debt of smaller nations — e.g., Australia.

Currencies. The Master’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Master’s currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Master in expressing Value at Risk in a functional currency other than dollars.

Stock Indices. The Master’s primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Master are limited to futures on broadly based indices. The Master’s primary exposures were in the EUREX and Chicago Mercantile Exchange stock indices. The General Partner anticipates little, if any, trading in non-G-8 stock indices. The Master is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Master to avoid being ‘‘whipsawed’’ into numerous small losses.)

Metals. The Master’s primary metal market exposure is to fluctuations in the price of copper, aluminum and nickel.

Softs. The Master’s primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Cocoa, cotton and coffee accounted for the substantial bulk of the Master’s commodity exposure as of.

Energy. The Master’s primary energy market exposure is to natural gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Master as of December 31, 2006.

Foreign Currency Balances. The Master’s primary foreign currency balances are in Japanese yen, Euro dollar and Canadian dollars. The Advisor regularly converts foreign currency balances to U.S. dollars in an attempt to control the Master’s non-trading risk.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The General Partner monitors and controls the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master is subject.

The General Partner monitors the Master’s performance and the concentration of its open positions, and consults with the Advisor concerning the Master’s overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require the Advisor to close out individual positions as well as enter certain positions traded on behalf of the Master. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisor’s own risk control policies while maintaining a general supervisory overview of the Master’s market risk exposures.

The Advisor applies its own risk management policies to its trading. The Advisor often follows diversification guidelines, margin limits and stop loss points to exit a position. The Advisor’s research of risk management often suggests ongoing modifications to its trading programs.

As part of the General Partner’s risk management, the General Partner periodically meets with the Advisor to discuss its risk management and to look for any material changes to the Advisor’s portfolio balance and trading techniques. The Advisor is required to notify the General Partner of any material changes to its programs.

Item 8.    Financial Statements and Supplementary Data.

Citigroup Fairfield Futures Fund L.P. II

INDEX TO FINANCIAL STATEMENTS

Page Number
Oath or Affirmation	F-2
Report of Independent Registered Public Accounting Firm	F-3
Statements of Financial Condition at December 31, 2006 and 2005	F-4
Condensed Schedules of Investments at December 31, 2005	F-5
Statements of Income and Expenses for the years ended December 31, 2006, 2005 and the period March 15, 2004 (commencement of trading operations) to December 31, 2004	F-6
Statements of Changes in Partners’ Capital for the years ended December 31, 2006, 2005 and the period March 15, 2004 (commencement of trading operations) to December 31, 2004	F-7
Statements of Cash Flows for the years ended December 31, 2006, 2005 and the period March 15, 2004 (commencement of trading operations) to December 31, 2004	F-8
Notes to Financial Statements	F-9 – F-13
Selected Unaudited Quarterly Financial Data	F-14
Financial Statements of CMF Graham Capital Master Fund L.P.
Oath or Affirmation	F-15
Independent Auditors’ Report	F-16
Statement of Financial Condition at December 31, 2006	F-17
Condensed Schedule of Investments at December 31, 2006	F-18
Statement of Income and Expenses for the period from April 1, 2006 (commencement of trading operations) to December 31, 2006	F-19
Statement of Changes in Partners’ Capital for the period from April 1, 2006 (commencement of trading operations) to December 31, 2006	F-20
Statement of Cash Flows for the period from April 1, 2006 (commencement of trading operations) to December 31, 2006	F-21
Notes to Financial Statements	F-22 – F-25
Selected Unaudited Quarterly Financial Data	F-26

To the Limited Partners of
Citigroup Fairfield Futures Fund L.P. II

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By: Jennifer Magro Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, Citigroup Fairfield Futures Fund L.P. II
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Report of Independent Registered Public Accounting Firm

The Partners
Citigroup Fairfield Futures Fund L.P. II:

We have audited the accompanying statements of financial condition of Citigroup Fairfield Futures Fund L.P. II (the ‘‘Partnership’’), as of December 31, 2006 and 2005, including the condensed schedule of investments as of December 31, 2005, and the related statements of income and expenses, changes in partners’ capital, and cash flows for each of the years in the two-year period ended December 31, 2006 and the period March 15, 2004 (commencement of trading operations) to December 31, 2004. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citigroup Fairfield Futures Fund L.P. II as of December 31, 2006 and 2005, and the results of its operations, changes in its partners’ capital and its cash flows for each of the years in the two-year period ended December 31, 2006 and the period March 15, 2004 to December 31, 2004, in conformity with U.S. generally accepted accounting principles.

New York, New York
March 22, 2007

Citigroup Fairfield Futures Fund L.P. II
Statements of Financial Condition
December 31, 2006 and 2005

	2006	2005
Assets:
Investment in Master, at fair value	$68,415,732	$—
Equity in commodity futures trading account:
Cash (restricted $0 and $4,363,860, in 2006 and 2005, respectively) (Note 3c)	85,324	77,422,488
Unrealized appreciation on open forward contracts	—	3,298,568
	68,501,056	80,721,056
Interest receivable (Note 3c)	—	30,485
	$68,501,056	$80,751,541

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures positions	$—	$78,814
Unrealized depreciation on open forward contracts	—	2,216,527
Accrued expenses:
Brokerage commissions (Note 3c)	256,879	299,840
Management fees (Note 3b)	113,694	132,652
Administrative fees (Note 3a)	28,424	33,163
Professional fees	22,410	55,799
Other	5,297	3,358
Due to CGM for offering costs (Note 6)	—	10,451
Redemptions payable (Note 5)	6,542,911	2,474,663
	6,969,615	5,305,267
Partners’ Capital (Notes 1 and 5):
General Partner, 724.0407 Unit equivalents outstanding in 2006 and 2005, respectively	574,541	577,858
Special Limited Partner, 100.0000 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively	79,352	79,803
Limited Partners, 76,718.2552 and 93,717.1815 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively	60,877,548	74,788,613
	61,531,441	75,446,274
	$68,501,056	$80,751,541

See accompanying notes to financial statements.

Citigroup Fairfield Futures Fund L.P. II
Condensed Schedule of Investments
December 31, 2005

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased

Grains	$(1,063)	(0.00)*%
Interest Rates Non-U.S.	90,201	0.12
Interest Rates U.S.	(34,076)	(0.05)
Indices	25,032	0.03
Livestock	(6,181)	(0.01)
Metals	(8,050)	(0.01)
Softs	35,291	0.05
Total futures contracts purchased	101,154	0.13

Futures Contracts Sold

Energy	14,530	0.02
Grains	(26,835)	(0.04)
Indices	6,272	0.01
Interest Rates Non-U.S.	13,507	0.02
Interest Rates U.S.	(94,103)	(0.13)
Softs	(93,339)	(0.12)
Total futures contracts sold	(179,968)	(0.24)

Unrealized Appreciation on Forward Contracts

Currencies	1,104,499	1.46
Metals	2,194,069	2.91
Total unrealized appreciation on forward contracts	3,298,568	4.37

Unrealized Depreciation on Forward Contracts

Currencies	(749,945)	(0.99)
Metals	(1,466,582)	(1.94)
Total unrealized depreciation on forward contracts	(2,216,527)	(2.93)
Total fair value	$1,003,227	1.33%

Percentages are based on Partners’ Capital unless otherwise indicated

*	Due to Rounding

See accompanying notes to financial statements.

Citigroup Fairfield Futures Fund L.P. II
Statements of Income and Expenses
for the years ended December 31, 2006 and 2005 and the period March 15, 2004
(commencement of trading operations)
to December 31, 2004

	2006	2005	2004
Income:
Realized losses on closed positions allocated from Master	$(3,458,824)	$—	$—
Change in unrealized gains on open positions allocated from Master	2,025,193	—	—
Interest income allocated from Master	1,584,109	—	—
Expenses allocated from Master	(140,563)	—	—
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions and foreign currencies	4,796,019	(4,947,431)	(349,918)
Change in unrealized gains (losses) on open positions	(1,003,227)	(1,571,867)	2,575,094
	3,802,707	(6,519,298)	2,225,176
Interest income (Note 3c)	1,184,802	2,043,979	503,409
	4,987,509	(4,475,319)	2,728,585
Expenses:
Brokerage commissions including clearing fees of $0, $81,307 and $43,268 in 2006, 2005 and 2004, respectively (Note 3c)	3,374,786	3,862,288	2,225,521
Management fees (Note 3b)	1,448,986	1,626,147	932,381
Administrative fees (Note 3a)	362,248	406,535	233,094
Professional fees	178,377	125,492	120,136
Other expenses	15,024	10,225	18,185
	5,379,421	6,030,687	3,529,317
Net loss	$(391,912)	$(10,506,006)	$(800,732)
Net loss per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent (Notes 1 and 5)	$(4.51)	$(109.61)	$(92.36)

See accompanying notes to financial statements.

Citigroup Fairfield Futures Fund L.P. II
Statements of Changes in Partners’ Capital
for the years ended December 31, 2006 and 2005 and the period March 15, 2004
(commencement of trading operations)
to December 31, 2004

	Limited Partners	Special Limited Partner	General Partner	Total
Initial capital contributions, 1 Unit of Limited Partnership Interest and General Partner’s contribution representing 1 Unit equivalent	$1,000	$—	$1,000	$2,000
Proceeds from offering of 28,601 Units of Limited Partnership Interest, and General Partner’s contribution representing 285 Unit equivalents (Note 1)	28,601,000	—	285,000	28,886,000
Offering costs (Note 6)	(74,250)	—	(750)	(75,000)
Opening Partnership Capital for operations	28,527,750	—	285,250	28,813,000
Sale of 73,868.1002 Units of Limited Partnership Interest and General Partner’s contribution representing 438.0407 Unit equivalents	64,502,000	—	395,000	64,897,000
Redemption of 13,171.2716 Units of Limited Partnership Interest	(11,200,216)	—	—	(11,200,216)
Net loss	(777,650)	—	(23,082)	(800,732)
Partners’ Capital at December 31, 2004	81,051,884	—	657,168	81,709,052
Sale of 35,516.6365 Units of Limited Partnership Interest and 100.0000 Redeemable Units of Special Limited Partner Interest	29,158,000	90,764	—	29,248,764
Redemption of 31,098.2836 Units of Limited Partnership Interest	(25,005,536)	—	—	(25,005,536)
Net loss	(10,415,735)	(10,961)	(79,310)	(10,506,006)
Partners’ Capital at December 31, 2005	74,788,613	79,803	577,858	75,446,274
Sale of 15,263.9020 Redeemable Units of Limited Partnership Interest	12,273,000	—	—	12,273,000
Redemption of 32,262.8283 Units of Limited Partnership Interest	(25,795,921)	—	—	(25,795,921)
Net loss	(388,144)	(451)	(3,317)	(391,912)
Partners’ Capital at December 31, 2006	$60,877,548	$79,352	$574,541	$61,531,441

Net asset value per Redeemable Unit:

2004	$907.64
2005	$798.03
2006	$793.52

See accompanying notes to financial statements.

Citigroup Fairfield Futures Fund L.P. II
Statements of Cash Flows
for the years ended December 31, 2006 and 2005 and the period March 15, 2004
(commencement of trading operations)
to December 31, 2004

	2006	2005	2004
Cash flows from operating activities:
Net loss	$(391,912)	$(10,506,006)	$(800,732)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Master	(79,983,021)	—	—
Proceeds from sale of investment in Master	9,993,095	—	—
Net unrealized (appreciation) depreciation on investment in Master	1,574,194	—	—
(Increase) decrease in restricted cash	4,363,860	6,226,971	(10,590,831)
(Increase) decrease in net unrealized appreciation on open futures positions	—	1,408,251	(1,408,251)
(Increase) decrease in unrealized appreciation on open forward contracts	3,298,568	362,257	(3,660,825)
(Increase) decrease in interest receivable	30,485	(16,506)	(13,979)
Increase (decrease) in net unrealized depreciation on open futures positions	(78,814)	78,814	—
Increase (decrease) in unrealized depreciation on open forward contracts	(2,216,527)	(277,455)	2,493,982
Accrued expenses:
Increase (decrease) in brokerage commissions	(42,961)	(20,233)	320,073
Increase (decrease) in management fees	(18,958)	(8,829)	141,481
Increase (decrease) in administrative fees	(4,739)	(2,207)	35,370
Increase (decrease) in professional fees	(33,389)	(64,337)	120,136
Increase (decrease) in other	1,939	(13,051)	16,409
Net cash provided by (used in) operating activities	(63,508,180)	(2,832,331)	(13,347,167)
Cash flows from financing activities:
Proceeds from additions – Limited Partners	12,273,000	29,158,000	93,104,000
Proceeds from additions – Special Limited Partner	—	90,764	—
Proceeds from additions – General Partner	—	—	681,000
Payments for offering costs	(10,451)	(38,122)	(26,427)
Payments for redemptions – Limited Partners	(21,727,673)	(24,118,685)	(9,612,404)
Net cash provided by (used in) financing activities	(9,456,124)	5,091,957	84,146,169
Net change in unrestricted cash	(72,973,304)	2,259,626	70,799,002
Unrestricted cash, at beginning of period	73,058,628	70,799,002	—
Unrestricted cash, at end of period	$85,324	$73,058,628	$70,799,002

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

Between January 12, 2004 (commencement of the offering period) and March 12, 2004, 28,601 redeemable units of Limited Partnership Interest (‘‘Redeemable Units’’) and 285 Units of General Partnership Interest were sold at $1,000 per Redeemable Unit. The proceeds of the initial offering were held in an escrow account until March 15, 2004 at which time they were remitted to the Partnership for trading. The Partnership was authorized to sell 200,000 Redeemable Units of Limited Partnership Interest during its initial offering period. The Partnership continues to offer Redeemable Units.

Citigroup Managed Futures LLC acts as the general partner (the ‘‘General Partner’’) of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’) which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc.

On June 1, 2006, the Partnership allocated substantially all of its capital to the CMF Graham Master Fund L.P. (the ‘‘Master’’), a limited partnership organized under the partnership laws of the State of New York. The partnership purchased 74,569.3761 Units of the Master with cash equal to $75,688,021. The Master was formed in order to permit accounts managed by Graham Capital Management L.P. (the ‘‘Advisor’’) using the Multi-Trend Program at 125% Leverage, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of the Master. In addition, the Master’s commodity broker is CGM. Individual and pooled accounts currently managed by the Advisor, including the Partnership are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

The financial statements of the Master (attached), including the condensed schedules of investments, should be read together with the Partnership’s financial statements.

At December 31, 2006, the Partnership owns 30.1% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

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

2.    Accounting Policies:

a.	All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statements of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in

Citigroup Fairfield Futures Fund L.P. II

Notes to Financial Statements

foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

b.	Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.

On July 13, 2006, the FASB released FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN 48). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006 and is to be applied to all open tax positions as of the effective date. Management does not believe that the application of this standard will have a material impact on the financial statements of the Partnership.

c.	The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.    Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership. The Partnership will pay the General Partner a monthly administrative fee in return for its services to the Partnership equal to .5/12 of 1% (0.5% per year) of month-end Net Assets of the Partnership. Month-end Net Assets, for the purpose of calculating administrative fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees. This fee may be increased or decreased at the discretion of the General Partner.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, has entered into a Management Agreement with Graham Capital Management L.P. (‘‘Graham’’) (the ‘‘Advisor’’), a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or CGM and is not responsible for the organization or operation of the Partnership. The Partnership pays the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor. The Advisor is a Special Limited Partner of the Partnership and receives a quarterly Profit Share allocation to its capital account in the Partnership equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned on behalf of the Partnership during each calendar year in the form of Special Limited Partner Units. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions.

c.	Customer Agreement:

The Partnership has entered into a Customer Agreement which provides that the Partnership will pay CGM a monthly brokerage fee equal to 9/24 of 1% (4.5% per year) of month-end Net Assets, as defined, in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the

Citigroup Fairfield Futures Fund L.P. II

Notes to Financial Statements

purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of accrued expenses and redemptions payable. The Partnership will pay for National Futures Association fees as well as exchange, clearing, user, give-up and floor brokerage fees. CGM will pay a portion of brokerage fees to its financial consultants who have sold Redeemable Units in this Partnership. All of the Partnership’s assets are deposited in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2006 and 2005, the amount of cash held for margin requirements was $0 and $4,363,860, respectively. CGM has agreed to pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Partnership’s and Master’s trading activities are shown in the Statement of Income and Expenses.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value for the years ended December 31, 2006 and 2005, based on a monthly calculation, was $504,239 and $395,806, respectively.

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

6.    Offering and Organization Costs:

Offering and organization costs of $75,000 relating to the issuance and marketing of the Partnership’s Redeemable Units offered were initially paid by CGM. These costs were recorded as due to CGM in the statement of financial condition. These costs were reimbursed to CGM by the Partnership in 24 monthly installments (together with interest at the prime rate quoted by JPMorgan Chase & Co.).

As of December 31, 2006, CGM was fully reimbursed by the Partnership. In addition, the Partnership has recorded interest expense of $34, $1,137 and $1,941 for the years ended December 31, 2006, 2005 and 2004, which is included in other expenses.

Citigroup Fairfield Futures Fund L.P. II

Notes to Financial Statements

7.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Partnership interest for the years ended December 31, 2006 and 2005 and the period March 15, 2004 (commencement of trading operations) to December 31, 2004, is as follows:

	2006	2005	2004
Net realized and unrealized losses*	$(12.83)	$(108.27)	$(77.15)
Interest income	30.63	20.18	7.00
Expenses**	(22.31)	(21.52)	(19.61)
Decrease for the period	(4.51)	(109.61)	(89.76)
Net asset value per Redeemable Unit, beginning of period	798.03	907.64	1,000.00
Offering cost adjustment	—	—	(2.60)
Net asset value per Redeemable Unit, end of period	$793.52	$798.03	$907.64
Redemption/subscription value per Redeemable Unit versus net asset value per Redeemable Unit	—	.07	0.52
Redemption/subscription value per Redeemable Unit, end of period	$793.52	$798.10 ***	$908.16 ***

*	Includes Partnership brokerage commissions and expenses allocated from the Master

**	Excludes Partnership brokerage commissions and expenses allocated from the Master.

***	For the purpose of a redemption/subscription, any remaining accrued liability for reimbursement of offering costs will also not reduce redemption/subscription net asset value per redeemable units.

	2006	2005	2004****
Ratios to Average Net Assets:
Net investment loss*****	(3.9)%	(5.0)%	(6.8)%
Total expenses	7.8%	7.6%	7.9%
Total return	(0.6)%	(12.1)%	(9.2)%

****	Ratios to average net assets are annualized.

*****	Interest income less total expenses

         The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

8.    Financial Instrument Risks:

In the normal course of its business the Partnership through the Partnership’s investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject

Citigroup Fairfield Futures Fund L.P. II

Notes to Financial Statements

to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership’s/Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership through the Partnership’s investment in the Master has concentration risk because the sole counterparty or broker with respect to the Master’s assets is CGM.

The General Partner monitors and controls the Partnership’s/Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master are subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of December 31, 2006. However, due to the nature of the Partnership’s/Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the years ended December 31, 2006 and 2005 are summarized below:

	For the period from October 1, 2006 to December 31, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from April 1, 2006 to June 30, 2006	For the period from January 1, 2006 to March 31, 2006
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$2,041,513	$(2,636,985)	$(13,580)	$2,221,775
Net Income (loss)	$1,517,207	$(3,100,103)	$(527,484)	$1,718,468
Increase (decrease) in Net Asset Value per Unit	$17.61	$(34.39)	$(6.51)	$18.78

	For the period from October 1, 2005 to December 31, 2005	For the period from July 1, 2005 to September 30, 2005	For the period from April 1, 2005 to June 30, 2005	For the period from January 1, 2005 to March 31, 2005
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$(75,016)	$2,559,827	$(3,152,963)	$(7,669,455)
Net Income (loss)	$(640,348)	$2,018,519	$(3,676,487)	$(8,207,690)
Increase (decrease) in Net Asset Value per Redeemable Unit	$(7.06)	$19.64	$(37.27)	$(84.92)

To the Limited Partners of
CMF Graham Capital Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By: Jennifer Magro Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner, CMF Graham Capital Master Fund L.P.
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Independent Auditors’ Report

The Partners
CMF Graham Capital Master Fund L.P.:

We have audited the accompanying statement of financial condition of CMF Graham Capital Master Fund L.P. (the ‘‘Partnership’’), including the condensed schedule of investments, as of December 31, 2006, and the related statements of income and expenses, changes in partners’ capital, and cash flows for the period April 1, 2006 (commencement of trading operations) to December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CMF Graham Capital Master Fund L.P. as of December 31, 2006, and the results of its operations, changes in its partners’ capital and its cash flows for the period April 1, 2006 to December 31, 2006 in conformity with U.S. generally accepted accounting principles.

New York, New York
March 22, 2007

CMF Graham Capital Master Fund L.P.
Statement of Financial Condition
December 31, 2006

2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $50,059,681) (Note 3c)	$219,754,941
Net unrealized appreciation on open futures positions	3,678,200
Unrealized appreciation on open forward contracts	5,812,534
229,245,675
Interest receivable	736,340
$229,982,015

Liabilities and Partners’ Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$2,555,481
Accrued expenses:
Professional fees	16,678
Distribution payable (Note 5)	736,340
3,308,499

Partners’ Capital:
Limited Partners’ Capital, 227,674.0725 Redeemable Units of Limited Partnership Interest outstanding	226,673,516
$229,982,015

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Condensed Schedule of Investments
December 31, 2006

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Grains	$34,445	0.02%
Indices	1,926,352	0.85
Interest Rates Non U.S.	(372,521)	(0.16)
Interest Rates U.S.	(722,446)	(0.32)
Metals	8,100	0.00 *
Softs	91,256	0.04
Total futures contracts purchased	965,186	0.43
Futures Contracts Sold
Energy	584,478	0.26
Indices	(368,680)	(0.16)
Interest Rates Non-U.S.	2,686,771	1.19
Interest Rates U.S.	9,990	0.00 *
Softs	(199,545)	(0.09)
Total futures contracts sold	2,713,014	1.20
Unrealized Appreciation on Forward Contracts
Currencies	5,782,021	2.55
Metals	30,513	0.01
Total unrealized appreciation on forward contracts	5,812,534	2.56
Unrealized Depreciation on Forward Contracts
Currencies	(2,422,725)	(1.07)
Metals	(132,756)	(0.06)
Total unrealized depreciation on forward contracts	(2,555,481)	(1.13)
Total fair value	$6,935,253	3.06%

Percentages are based on Partners’ Capital unless otherwise indicated
* Due to rounding

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Statement of Income and Expenses
for the period April 1, 2006
(commencement of trading operations)
to December 31, 2006

2006
Income:
Net gains (losses) on trading of commodity interests:
Realized losses on closed positions and foreign currencies	$(10,694,864)
Net unrealized gains on open positions	6,935,253
(3,759,611)
Interest income	5,820,992
2,061,381
Expenses:
Clearing fees	473,603
Professional fees	39,606
513,209
Net income	$1,548,172
Net income per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$24.48

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Statement of Changes in Partners’ Capital
for the period April 1, 2006
(commencement of trading operations)
to December 31, 2006

Limited Partners’ Capital
Initial capital contribution from Limited Partners at April 1, 2006 representing 70,241.9393 Units of Limited Partnership Interest	$70,241,939
Net income	1,548,172
Sale of 196,199.4379 Redeemable Units of Limited Partnership Interest	198,904,711
Redemption of 38,767.3047 Redeemable Units of Limited Partnership Interest	(38,200,314)
Distribution of interest income to feeder funds	(5,820,992)
Partners’ Capital at December 31, 2006	$226,673,516

Net Asset Value per Redeemable Unit of Limited Partnership Interest:
2006:	$995.61

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Statement of Cash Flows
for the period April 1, 2006
(commencement of trading operations) to
December 31, 2006

2006
Cash flows from operating activities:
Net income	$1,548,172
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(50,059,681)
(Increase) decrease in net unrealized appreciation on open futures positions	(3,678,200)
(Increase) decrease in unrealized appreciation on open forward contracts	(5,812,534)
(Increase) decrease in interest receivable	(736,340)
Increase (decrease) in unrealized depreciation on open forward contracts	2,555,481
Accrued expenses:
Increase (decrease) in professional fees	16,678
Net cash provided by (used in) operating activities	(56,166,424)
Cash flows from financing activities:
Proceeds from additions	269,146,650
Payments for redemptions	(38,200,314)
Distribution of interest income to feeder funds	(5,084,652)
Net cash provided by (used in) financing activities	225,861,684
Net change in unrestricted cash	169,695,260
Unrestricted cash, at beginning of period	—
Unrestricted cash, at end of period	$169,695,260

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.

Notes to Financial Statements

1.    Partnership Organization:

CMF Graham Capital Master Fund L.P. (the ‘‘Master’’) is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of Redeemable Units (‘‘Units’’) of Limited Partnership Interest (‘‘Redeemable Units’’).

On April 1, 2006 (commencement of trading operations), Salomon Smith Barney Diversified 2000 Futures Fund L.P. (‘‘Diversified 2000’’), Smith Barney Global Markets Futures Fund (‘‘Global Markets’’), Smith Barney Diversified Futures Fund L.P. (‘‘Diversified I’’) and Smith Barney Diversified Futures Fund L.P. II (‘‘Diversified II’’) allocated a portion of its capital to the Master. Diversified 2000 purchased 41,952.2380 Units of the Master with cash equal to $41,952,238. Global Markets purchased 2,355.5550 Units of the Master with cash equal to $2,355,555. Diversified I purchased 14,741.1555 Units of the Master with cash equal to $14,741,156. Diversified II purchased 11,192.9908 Units of the Master with cash equal to $11,192,991. On May 1, 2006, Alera Portfolios SPC. (‘‘Alera SPC’’) allocated a portion of its capital to the Master and purchased 4,592.0784 Units with cash equal to $4,801,938. On June 1, 2006, Citigroup Fairfield Futures Fund L.P. II (‘‘Fairfield II’’) allocated substantially all of its capital and Citigroup Diversified Futures Fund L.P. (‘‘Citigroup Diversified’’) allocated a portion of its capital to the Master. Fairfield II purchased 74,569.3761 Units of the Master with cash equal to $75,688,021. Citigroup Diversified purchased 101,486.0491 Units of the Master with cash equal to $103,008,482. The Master was formed to permit commodity pools managed now or in the future by Graham Capital Management, L.P. (the ‘‘Advisor’’) using the Multi-Trend Program at 125% Leverage, the Advisor’s proprietary trading program, to invest together in one vehicle.

The Master operates under a structure where its investors consist of Diversified 2000, Global Markets, Diversified I, Diversified II, Alera SPC, Fairfield II and Citigroup Diversified (each a ‘‘Feeder’’, collectively the ‘‘Funds’’) with 15.6%, 1.0%, 5.8%, 4.6%, 0.8%, 30.1% and 42.1% investments in the Master at December 31, 2006, respectively.

Citigroup Managed Futures LLC, acts as the general partner (the ‘‘General Partner’’) of the Master. The Master’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner. The General Partner is wholly-owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. As of December 31, 2006, all trading decisions for the Master are made by the Advisor.

2.    Accounting Policies:

a.	All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the Statement of Financial Condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

b.	All of the income and expenses and unrealized gains and losses on trading of commodity interests are determined on each valuation day and are allocated pro rata among the Funds at the time of such determination.

c.	Income taxes have not been provided as each Partner is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

CMF Graham Capital Master Fund L.P.

Notes to Financial Statements

d.	The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.    Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Master including selecting one or more advisors to make trading decisions for the Master.

b.	Management Agreement:

The General Partner, on behalf of the Master, has entered into a Management Agreement with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or CGM and is not responsible for the organization or operation of the Partnership. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement are borne by the Funds.

c.	Customer Agreement:

The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2006, the amount of cash held by the Master for margin requirements was $50,059,681. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair value during the period ended December 31, 2006 based on a monthly calculation, was $1,197,907.

5.    Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A Limited Partner may require the Master to redeem their Redeemable Units at their Net Asset Value as of the last day of each month. The General Partner at its sole discretion, may permit redemptions more frequently than monthly, there is no fee charged in connection with redemptions.

CMF Graham Capital Master Fund L.P.

Notes to Financial Statements

6.    Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Partnership interest for the period from April 1, 2006 (commencement of trading operations) to December 31, 2006 was as follows:

2006
Net realized and unrealized losses*	$(4.18)
Interest income	28.87
Expenses**	(0.21)
Increase for the period	24.48
Distributions	(28.87)
Net Asset Value per Redeemable Unit, beginning of period	1,000.00
Net Asset Value per Redeemable Unit, end of period	$995.61

*	Includes clearing fees

**	Excludes clearing fees

Ratios to Average Net Assets:****
Net investment income***	3.8%
Operating expenses	0.4%
Total return	2.4%

***	Interest income less total expenses

****	Annualized

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

7.    Financial Instrument Risks:

In the normal course of its business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to

CMF Graham Capital Master Fund L.P.

Notes to Financial Statements

the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master has credit risk and concentration risk because the sole counterparty or broker with respect to the Master’s assets is CGM.

The General Partner monitors and controls the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of December 31, 2006. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for Graham Capital Master for the year ended December 31, 2006 is summarized below:

	For the period from October 1, 2006 to December 31, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from April 1, 2006 (Commencement of trading operations) to June 30, 2006
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$9,467,372	$(6,121,081)	$(1,758,513)
Net Income (loss)	$9,450,069	$(6,135,884)	$(1,766,013)
Increase (decrease) in Net Asset Value per Redeemable Unit	$40.74	$(24.96)	$8.70

PART III

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.    Controls and Procedures.

Based on their evaluation of the Partnership’s disclosure controls and procedures as of year end the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

There were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation as of year end.

Item 10.    Directors and Executive Officers of the Registrant.

The Partnership has no officers or directors and its affairs are managed by its General Partner, Citigroup Managed Futures LLC. Investment decisions are made by Graham Capital Management Inc.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers.

Item 11.    Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by Citigroup Managed Futures LLC, its General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under ‘‘Item 1. Business.’’ Brokerage commissions and clearing fees of $3,374,786 were earned for the year ended December 31, 2006. Management fees of $1,448,986 were earned by the Advisor for the year ended December 31, 2006. Administrative fees of $362,248 were earned by the General Partner for the year ended December 31, 2006.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

(a)    Security ownership of certain beneficial owners. As of February 28, 2007, one beneficial owner who is neither a director nor executive officer owns more than five percent (5%) of the outstanding Redeemable Units issued by the Registrant.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Redeemable Units of Limited Partnership Interest	International Mission Board Southern Baptist Convention Mr. David Steverson P.O. Box 6767 Richmond VA 23230-0767	5,071.9125 Redeemable Units	6.6%

(b)    Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 724.0407 Units (0.9%) of Limited Partnership Interest as of December 31, 2006.

Principals who own Redeemable Units of the Partnership:

*David J. Vogel                      18 Redeemable Units

(c)    Changes in control. None.

Item 13.    Certain Relationship and Related Transactions.

Citigroup Global Markets Inc. and Citigroup Managed Futures LLC would be considered promoters for purposes of item 404(d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive, if any, from the Partnership are set forth under ‘‘Item 1. Business’’ and ‘‘Item 11. Executive Compensation.’’

Item 14.    Principal Accountant Fees and Services.

(1)    Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements are as follows:

2006                $32,000

2005                $25,500

(2)    Audit-Related Fees. None

(3)    Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for tax compliance and tax advice given in the preparation of the Partnership’s Schedule K1s, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns are as follows:

2006                $7,606

2005                $7,606

(4)    All Other Fees. None.

(5)    Not Applicable.

(6)    Not Applicable.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a) (1)	Financial Statements:

Statements of Financial Condition at December 31, 2006 and 2005.

Condensed Schedules of Investments at December 31, 2006 and 2005.

Statements of Income and Expenses for the years ended December 31, 2006, 2005 and for the period from March 15, 2004 (commencement of trading operations) to December 31, 2004.

Statements of Changes in Partners’ Capital for the years ended December 31, 2006, 2005 and for the period March 15, 2004 (commencement of trading operations) to December 31, 2004.

Statements of Cash Flows for the years ended December 31, 2006, 2005 and for the period March 15, 2004 (commencement of trading operations) to December 31, 2004.

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

10.5 – Letter extending the Management Agreement between the General Partner and Graham Capital Management L.P. for 2004 (previously filed).

10.6 – Letter extending the Management Agreement between the General Partner and Graham Capital Management L.P. for 2005 (previously filed).

10.7 – Letter extending the Management Agreement between the General Partner and Graham Capital Management L.P. for 2006 (filed herein).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 30th day of March 2007.

Citigroup Fairfield Futures Fund L.P. II

By:	/s/ Citigroup Managed Futures LLC (General Partner)

By:	/s/ Jerry Pascucci Jerry Pascucci, President & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Jerry Pascucci	/s/ Shelley Ullman
Jerry Pascucci	Shelley Ullman
President and Director	Director
/s/ David J. Vogel	/s/ Ihor Rakowsky
David J. Vogel	Ihor Rakowsky
Director	Secretary and Director
/s/ Jennifer Magro	/s/ Daryl Dewbrey
Jennifer Magro	Daryl Dewbrey
Chief Financial Officer and	Director
Director
/s/ Steve Ciampi	/s/ Raymond Nolte
Steve Ciampi	Raymond Nolte
Director	Director