Form 10-Q
period 2007-03-31
CITIGROUP FAIRFIELD FUTURES FUND LP II
filed 2007-05-14
CIK 1276262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2007

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

Yes         No X

As of April 30, 2007, 77,162.8185 Limited Partnership Redeemable Units were outstanding.

CITIGROUP FAIRFIELD FUTURES FUND L.P. II

FORM 10-Q

PART I

Item 1.    Financial Statements

Citigroup Fairfield Futures Fund L.P. II
Statements of Financial Condition
(Unaudited)

	March 31, 2007	December 31, 2006
Assets:
Investment in Master, at fair value	$58,294,445	$68,415,732
Cash	140,611	85,324
	$58,435,056	$68,501,056
Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	219,131	256,879
Management fees	96,927	113,694
Administrative fees	24,232	28,424
Other	59,607	27,707
Redemptions payable	1,259,477	6,542,911
	1,659,374	6,969,615
Partners’ Capital:
General Partner, 724.0407 Unit equivalents outstanding in 2007 and 2006	524,415	574,541
Special Limited Partner, 100.0000 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006	72,429	79,352
Limited Partners, 77,564.3702 and 76,718.2552 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	56,178,838	60,877,548
	56,775,682	61,531,441
	$58,435,056	$68,501,056

See accompanying notes to financial statements.

Citigroup Fairfield Futures Fund L.P. II
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Income:
Realized losses on closed positions allocated from Master	$(3,435,782)	$—
Change in unrealized losses on open positions allocated from Master	(1,447,772)	—
Interest income allocated from Master	598,883	—
Expenses allocated from Master	(54,781)	—
Net gains (losses) on trading of commodity futures:
Realized gains (losses) on closed positions	—	1,346,399
Change in unrealized gains on open positions	—	1,124,338
	(4,339,452)	2,470,737
Interest income	—	648,202
	(4,339,452)	3,118,939
Expenses:
Brokerage commissions including clearing fees of $0 and $24,664, respectively	669,813	897,164
Management fees	296,098	375,307
Administrative fees	74,024	93,827
Other	47,818	34,173
	1,087,753	1,400,471
Net income (loss)	(5,427,205)	1,718,468
Additions – Limited Partners	4,880,000	2,636,000
Redemptions – Limited Partners	(4,208,554)	(6,966,967)
Net decrease in Partners’ Capital	(4,755,759)	(2,612,499)
Partners’ Capital, beginning of period	61,531,441	75,446,274
Partners’ Capital, end of period	$56,775,682	$72,833,775
Net Asset Value per Redeemable Unit (78,388.4109 and 89,168.7833 Redeemable Units outstanding at March 31, 2007 and 2006, respectively)	$724.29	$816.81
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(69.23)	$18.78
Redemption/Subscription value per Redeemable Unit	$724.29	$835.59

See accompanying notes to financial statements.

Citigroup Fairfield Futures Fund L.P. II
Statements of Cash Flow
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(5,427,205)	$1,718,468
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Master	(4,880,000)	—
Proceeds from sale of investment in Master	10,661,835	—
Net unrealized (appreciation) depreciation on investment in Master	4,339,452	—
(Increase) decrease in restricted cash	—	(4,724,349)
(Increase) decrease in net unrealized appreciation on open futures positions	—	(1,990,365)
(Increase) decrease in unrealized appreciation on open forward contracts	—	1,129,266
(Increase) decrease in interest receivable	—	(48,205)
Increase (decrease) in net unrealized depreciation on open futures positions	—	(78,814)
Increase (decrease) in unrealized depreciation on open forward contracts	—	(184,425)
Accrued expenses:
Increase (decrease) in brokerage commissions	(37,748)	(17,529)
Increase (decrease) in management fees	(16,767)	(7,807)
Increase (decrease) in administrative fees	(4,192)	(1,952)
Increase (decrease) in due to CGM	—	(10,299)
Increase (decrease) in other	31,900	34,104
Net cash provided by (used in) operating activities	4,667,275	(4,181,907)
Cash flows from financing activities:
Proceeds from additions – Limited Partners	4,880,000	2,636,000
Payments for redemptions – Limited Partners	(9,491,988)	(7,524,591)
Net cash provided by (used in) financing activities	(4,611,988)	(4,888,591)
Net change in cash	55,287	(9,070,498)
Cash, at beginning of period	85,324	73,058,628
Cash, at end of period	$140,611	$63,988,130

See accompanying notes to financial statements.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2007
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

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the ‘‘General Partner’’) of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’), CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc.

On June 1, 2006, the Partnership allocated substantially all of its capital to the CMF Graham Master Fund L.P. (the ‘‘Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 74,569.3761 Units of the Master with cash of $75,688,021. The Master was formed in order to permit accounts managed by Graham Capital Management L.P. (the ‘‘Advisor’’) using the Multi Trend Program at 125% Leverage, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The Master’s commodity broker is CGM. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

As of March 31, 2007, the Partnership owned approximately 29.4% of the Master. As of December 31, 2006, the Partnership owned approximately 30.1% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Masters’ Statement of Financial Condition, Statements of Income and Expenses and Partner’s Capital, Condensed Schedules of Investments and Statements of Cash Flows are included herein.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2007 and December 31, 2006 and the results of its operations and cash flows for the three months ended March 31, 2007 and 2006. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior periods have been reclassified to conform to current period presentation.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2007
(Unaudited)

CMF Graham Capital Master Fund L.P.
Statement of Financial Condition
(Unaudited)

	March 31, 2007	December 31, 2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $25,610,547 and $50,059,681 in 2007 and 2006, respectively)	$195,909,376	$219,754,941
Net unrealized appreciation on open futures positions	1,388,659	3,678,200
Unrealized appreciation on open forward contracts	4,785,628	5,812,534
	202,083,663	229,245,675
Interest receivable	698,842	736,340
	$202,782,505	$229,982,015
Liabilities and Partners’ Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$4,708,608	$2,555,481
Accrued expenses:
Professional fees	25,483	16,678
Distribution payable	698,842	736,340
	5,432,933	3,308,499
Partners’ Capital:
Limited Partners’ Capital, 215,411.7489 and 227,674.0725 Redeemable Units of Limited Partnership outstanding	197,349,572	226,673,516
	$202,782,505	$229,982,015

Citigroup Fairfield Futures Fund L.P. II
Condensed Schedule of Investments
March 31, 2007
(Unaudited)

CMF Graham Capital Master Fund L.P.
Condensed Schedule of Investments
March 31, 2007
(Unaudited)

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Grains	$(26,351)	(0.01)%
Indices	31,090	0.02
Interest Rates U.S.	(75,657)	(0.04)
Interest Rates Non-U.S.	(13,701)	(0.01)
Metals	(3,510)	(0.00)*
Softs	117,566	0.06
Total futures contracts purchased	29,437	0.02
Futures Contracts Sold
Energy	(554,525)	(0.28)
Grains	31,925	0.01
Indices	42,066	0.02
Interest Rates U.S.	759	0.00 *
Interest Rates Non-U.S.	1,782,752	0.90
Softs	56,245	0.03
Total futures contracts sold	1,359,222	0.68
Unrealized Appreciation on Forward Contracts
Currencies	4,574,838	2.32
Metals	210,790	0.11
Total unrealized appreciation on forward contracts	4,785,628	2.43
Unrealized Depreciation on Forward Contracts
Currencies	(4,116,823)	(2.09)
Metals	(591,785)	(0.30)
Total unrealized depreciation on forward contracts	(4,708,608)	(2.39)
Total fair value	$1,465,679	0.74%

Percentages are based on Partners’ Capital of the Master unless otherwise indicated.

* Due to rounding.

Citigroup Fairfield Futures Fund L.P. II
Condensed Schedule of Investments
March 31, 2007
(Unaudited)

CMF Graham Capital Master Fund L.P.
Condensed Schedule of Investments
December 31, 2006
(unaudited)

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Grains	$34,445	0.02%
Indices	1,926,352	0.85
Interest Rates U.S.	(722,446)	(0.32)
Interest Rates Non-U.S.	(372,521)	(0.16)
Metals	8,100	0.00 *
Softs	91,256	0.04
Total futures contracts purchased	965,186	0.43
Futures Contracts Sold
Energy	584,478	0.26
Indices	(368,680)	(0.16)
Interest Rates U.S.	9,990	0.00 *
Interest Rates Non-U.S.	2,686,771	1.19
Softs	(199,545)	(0.09)
Total futures contracts sold	2,713,014	1.20
Unrealized Appreciation on Forward Contracts
Currencies	5,782,021	2.55
Metals	30,513	0.01
Total unrealized appreciation on forward contracts	5,812,534	2.56
Unrealized Depreciation on Forward Contracts
Currencies	(2,422,725)	(1.07)
Metals	(132,756)	(0.06)
Total unrealized depreciation on forward contracts	(2,555,481)	(1.13)
Total fair value	$6,935,253	3.06%

Percentages are based on Partners’ Capital unless otherwise indicated
* Due to rounding

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2007
(Unaudited)

CMF Graham Capital Master Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

Three Months Ended March 31,
2007
Income:
Net losses on trading of commodity interests:
Realized losses on closed positions	$(11,614,823)
Change in unrealized losses on open positions	(5,469,575)
(17,084,398)
Interest income	2,099,671
(14,984,727)
Expenses:
Brokerage commissions including clearing fees of $60,897	180,689
Professional fees	10,255
190,944

Net loss	(15,175,671)
Additions – Limited Partners	7,915,180
Redemptions − Limited Partners	(19,963,782)
Distribution of interest income to feeders funds	(2,099,671)
Net decrease in Partners’ Capital	(29,323,944)

Partners’ Capital, beginning of period	226,673,516
Partners’ Capital, end of period	$197,349,572

Net Asset Value per Redeemable Unit (215,411.7489 Redeemable Units outstanding at March 31, 2007)	$916.15

Net loss per Redeemable Unit of Limited Partnership Interest	$(69.82)

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2007
(Unaudited)

CMF Graham Capital Master Fund L.P.
Statements of Cash Flows
(Unaudited)

Three Months Ended March 31,
2007
Cash flows from operating activities:
Net loss	$(15,175,671)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	24,449,134
(Increase) decrease in net unrealized appreciation on open futures positions	2,289,541
(Increase) decrease in unrealized appreciation on open forward contracts	1,026,906
(Increase) decrease in interest receivable	37,498
Increase (decrease) in unrealized depreciation on open forward contracts	2,153,127
Accrued expenses:
Increase (decrease) in professional fees	8,805
Net cash provided by (used in) operating activities	14,789,340
Cash flows from financing activities:
Proceeds from additions – Limited Partners	7,915,180
Payments for redemptions − Limited Partners	(19,963,782)
Distribution of interest income to feeder funds	(2,137,169)
Net cash provided by (used in) financing activities	(14,185,771)
Net change in unrestricted cash	603,569
Unrestricted cash, at beginning of period	169,695,260
Unrestricted cash, at end of period	$170,298,829

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2007
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
	2007	2006
Net realized and unrealized gains (losses)*	$(71.49)	$17.22
Interest income	7.62	6.96
Expenses**	(5.36)	(5.40)
Increase (decrease) for the period	(69.23)	18.78
Net Asset Value per Redeemable Unit, beginning of period	793.52	798.03
Net Asset Value per Redeemable Unit, end of period	$724.29	$816.81
Redemption/Subscription value per Redeemable Unit versus Net Asset Value per Redeemable Unit	—	0.00	****
Redemption/Subscription value per Redeemable Unit, end of period***	$724.29	$816.81

*	Includes Partnership brokerage commissions and expenses allocated from the Master.
**	Excludes Partnership brokerage commissions and expenses allocated from the Master.
***	For the purpose of a Redemption/Subscription, any remaining accrued liability for reimbursement of offering costs will not reduce Redemption/Subscription value per Redeemable Unit.
****	Due to rounding

Ratios to average net assets:*****
Net investment loss before incentive fees******	(3.5)%	(4.2)%
Operating expenses	7.8%	7.8%
Total return	(8.7)%	2.4%

*****	Annualized
******	Interest income allocated from Master less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2007
(Unaudited)

2.    Financial Highlights (continued):

Financial Highlights of the Master:

Three Months Ended March 31,
2007
Net realized and unrealized losses*	$(79.41)
Interest income	9.64
Expenses**	(0.05)
Decrease for the period	(69.82)
Distributions	(9.64)
Net Asset Value per Unit, beginning of period	995.61
Net Asset Value per Unit, end of period	$916.15
*Includes brokerage commissions
**Excludes brokerage commissions

Ratios to average net assets:***
Net investment gain ****	3.7%
Operating expenses	0.4%
Total return	(7.0)%

***	Annualized
****	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2007
(Unaudited)

3.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests substantially all of its assets through a ‘‘Master/Feeder’’ structure. The results of the Partnership’s investment in the Master are shown in the Statements of Income and Expenses and Partners’ Capital and are discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The respective Customer Agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses.

All of the commodity interests previously owned by the Partnership were held for trading purposes. The average fair values of these interests during the three and twelve months ended March 31, 2007 and December 31, 2006, based on a monthly calculation, were $0 and $504,239, respectively. All of the commodity interests owned by the Master for the three months ended March 31, 2007 are held for trading purposes. The average fair value during the three and twelve months ended March 31, 2007 and December 31, 2006 were $(2,645,681) and $1,197,907, respectively. The fair values of these commodity interests, including options thereon, if applicable at March 31, 2007 and December 31, 2006 were $1,465,679 and $6,935,253, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

4.    Financial Instrument Risks:

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

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2007
(Unaudited)

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership’s/Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership, through its investment in the Master, has credit risk and concentration risk because the sole counterparty or broker with respect to the Master’s assets is CGM.

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

The majority of these instruments mature within one year of March 31, 2007. However, due to the nature of the Partnership’s/Master’s business, these instruments may not be held to maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master, and cash. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership through its investment in the Master. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the first quarter of 2007.

The Partnership’s capital consists of capital contributions of the partners, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2007, Partnership’s capital decreased 7.7% from $61,531,441 to $56,775,682. This decrease was attributable to the redemption of 5,623.2218 Redeemable Units of Limited Partnership Interest totaling $4,208,554, coupled with a net loss from operations of $5,427,205 which was partially offset by the addition of 6,469.3368 Redeemable Units of Limited Partnership Interest totaling $4,880,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by the realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of units and distribution of profits, if any.

For the three months ended March 31, 2007, the Master’s capital decreased 12.9% from $226,673,516 to $197,349,572. This decrease was attributable to the redemption of 10,194.5019 Redeemable Units of Limited Partnership Interest totaling $19,963,782, coupled with a net loss from operations of $15,175,671 which was partially offset by the addition of 8,353.1933 Redeemable Units of Limited Partnership Interest totaling $7,915,180 and distribution of interest totaling $2,099,671 to the limited partners of the Master. Future redemptions can impact the funds available for investments in commodity contract positions in subsequent periods.

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

The value of the Partnership’s investment in the Master reflects the Partnership’s proportional interest in the Partnership Capital of the Master. All of the income and expenses and unrealized and realized gains and losses from the commodity transactions of the Master are allocated pro rata among the investors at the time of such determination.

Foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the Statements of Income and Expenses and Partners’ Capital.

On July 13, 2006, the FASB released FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN 48).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year.  The Partnership has adopted FIN 48 and Management has determined that the application of this standard will not impact the financial statements.

Results of Operations

During the Partnership’s first quarter of 2007, the Net Asset Value per Redeemable Unit decreased 8.7% from $793.52 to $724.29 as compared to an increase of 2.4% in the first quarter of 2006. The Partnership experienced a net trading loss (comprised of realized losses on closed positions allocated from the Master and change in unrealized gains (losses) on open positions and investment in Master) before brokerage commissions and related fees in the first quarter of 2007 of $4,339,452. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, U.S. and Non-U.S. interest rates, metals and indices and were partially offset by gains in grains and softs. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2006 of $2,470,737. Gains were primarily attributable to the trading of commodity futures in U.S. and non U.S. interest rates, livestock, metals and indices and were partially offset by losses in currencies, energy, grains and softs.

The first quarter of 2007 presented a challenging trading environment to the trading Advisor due to several short-term price reversals triggered by a precipitous decline in the world equity markets towards the end of February. The price reversals caused a sharp increase in the short-term correlation among several sectors thereby eliminating the diversification benefits. The fund registered losses in currencies, energy, metals, fixed income and stock indices while it posted modest gains in agricultural products.

Currency markets were dominated by short-term reversals for the quarter as mixed global and regional economic data caused the markets to move erratically. Some of the biggest losses in currencies were posted in trading Euro, New Zealand Dollar and Swiss Francs as the trends were not favorable to the fund’s positions. Fixed income markets exhibited significant volatility whilst remaining largely directionless, resulting in losses for the sector. In the energy markets, losses were accumulated due to the unanticipated price movement across the petroleum complex as strong fundamental supply storage data were overshadowed by geopolitical concerns and unpredictable weather conditions. Positions in base and precious metals were not profitable as the markets presented a difficult trading environment.

Modest gains were registered in soft commodities, especially sugar, cotton and cocoa. Cocoa prices rallied as the International Cocoa Organization forecasted a twenty percent decrease in crops from the Ivory Coast, the world’s biggest producer, resulting in trading gains.

Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership (and the Master) depends on the existence of major price trends and the ability of the Advisor to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership/Master expects to increase capital through operations.

Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master, was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place all of the Master’s assets in 90-day Treasury bills and pay the Partnership its allocated share of 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income allocated from the Master for the three months ended March 31, 2007 decreased by $49,319, as compared to the unallocated amount earned directly in the corresponding period in 2006. The decrease in interest income is primarily due to lower average net assets during the three months ended March 31, 2007 as compared to the corresponding period in 2006.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended March 31, 2007 decreased by $227,351 as compared to the corresponding period in 2006. The decrease in brokerage commissions is due to lower average net assets during the three months ended March 31, 2007 as compared to the corresponding periods in 2006.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2007 decreased by $79,209 as compared to the corresponding period in 2006. The decrease in management fees is due to lower average net assets during the three months ended March 31, 2007 as compared to the corresponding period in 2006.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three months ended March 31, 2007 decreased by $19,803 as compared to the corresponding period in 2006. The decrease in administrative fees is due to lower average net assets during the three months ended March 31, 2007 as compared to the corresponding period in 2006.

Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no profit share allocations earned for the three months ended March 31, 2007 or 2006.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

All of the Partnership’s assets are subject to the risk of trading loss through its investment in the Master. The Master is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Master’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Master’s main line of business.

Market movements result in frequent changes in the fair market value of the Master’s open positions and, consequently, its earnings and cash flow. The Master’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Master’s open positions and the liquidity of the markets in which it trades.

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

The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2007, and the highest, lowest and average values during the three months ended March 31, 2007. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of March 31, 2007, the Master’s total capitalization was $197,349,572. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

March 31, 2007
(Unaudited)

			Three months ended March 31, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average * Value at Risk
Currencies:
–OTC Contracts	$18,556,736	9.40%	$18,556,736	$8,295,566	$13,099,089
Energy	500,400	0.25%	2,141,650	349,600	913,467
Grains	51,150	0.03%	378,672	43,144	162,326
Interest Rates U.S.	153,075	0.08%	1,005,000	41,852	344,692
Interest Rates Non-U.S.	2,623,610	1.33%	6,419,914	1,580,561	3,845,886
Metals:
–Exchange Traded Contracts	54,000	0.03%	134,000	2,000	48,000
–OTC Contracts	107,397	0.05%	1,024,186	88,407	235,940
Softs	192,702	0.10%	487,616	116,194	158,234
Indices	507,388	0.26%	15,267,220	382,837	4,094,234
Total	$22,746,458	11.53%

*	Average month end Values at Risk.

Item 4.    Controls and Procedures

The General Partner, with the participation of the General Partner’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the U.S. Securities Exchange Act, as amended) with respect to the Partnership as of the end of the period covered by the report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. There was no change in the Partnership’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

There are no material changes supplementing or amending the discussion of legal proceedings set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 1A.    Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2007 there were additional sales of 6,469.3368 Redeemable Units of Limited Partnership totaling $4,880,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under section 4(2) of the Securities Act of 1933, as amended and section 506 of Regulation D promulgated thereunder.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit*	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 – January 31, 2007	1,286.9620	$784.25	N/A	N/A
February 1, 2007 – February 28, 2007	2,597.3474	$746.83	N/A	N/A
March 1, 2007 – March 31, 2007	1,738.9124	$724.29	N/A	N/A
	5,623.2218	$751.79	N/A	N/A

* Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.
** Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.	Defaults Upon Senior Securities – None.

Item 4.	Submission of Matters to a Vote of Security Holders – None.

Item 5.	Other Information – None.

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2006.

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

CITIGROUP FAIRFIELD FUTURES FUND L.P. II

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ Jerry Pascucci
Jerry Pascucci President and Director
Date:	May 14, 2007
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	May 14, 2007