Form 10-Q/A
period 2007-03-31
CITIGROUP FAIRFIELD FUTURES FUND LP II
filed 2007-05-24
CIK 1276262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Citigroup Fairfield Futures Fund L.P. II
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Income:
Realized losses on closed positions allocated from Master	$(3,435,782)	$—
Change in unrealized losses on open positions allocated from Master	(1,447,772)	—
Interest income allocated from Master	598,883	—
Expenses allocated from Master	(54,781)	—
Net gains (losses) on trading of commodity futures:
Realized gains (losses) on closed positions	—	1,346,399
Change in unrealized gains on open positions	—	1,124,338
	(4,339,452)	2,470,737
Interest income	—	648,202
	(4,339,452)	3,118,939
Expenses:
Brokerage commissions including clearing fees of $0 and $24,664, respectively	669,813	897,164
Management fees	296,098	375,307
Administrative fees	74,024	93,827
Other	47,818	34,173
	1,087,753	1,400,471
Net income (loss)	(5,427,205)	1,718,468
Additions – Limited Partners	4,880,000	2,636,000
Redemptions – Limited Partners	(4,208,554)	(6,966,967)
Net decrease in Partners’ Capital	(4,755,759)	(2,612,499)
Partners’ Capital, beginning of period	61,531,441	75,446,274
Partners’ Capital, end of period	$56,775,682	$72,833,775
Net Asset Value per Redeemable Unit (78,388.4109 and 89,168.7833 Redeemable Units outstanding at March 31, 2007 and 2006, respectively)	$724.29	$816.81
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(69.23)	$18.78
Redemption/Subscription value per Redeemable Unit	$724.29	$816.81

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

CITIGROUP FAIRFIELD FUTURES FUND L.P. II

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ Jerry Pascucci
Jerry Pascucci President and Director
Date:	May 24, 2007
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	May 24, 2007