Form 10-Q
period 2007-06-30
CITIGROUP FAIRFIELD FUTURES FUND LP II
filed 2007-08-14
CIK 1276262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2007

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission File Number 000-51282

CITIGROUP FAIRFIELD FUTURES FUND L.P. II

(Exact name of registrant as specified in its charter)

New York	56-2421596
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Citigroup Managed Futures LLC
731 Lexington Avenue — 25th Floor
New York, New York 10022

(Address of principal executive offices) (Zip Code)

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

Yes         No X

As of July 31, 2007, 79,581.3562 Limited Partnership Redeemable Units were outstanding.

CITIGROUP FAIRFIELD FUTURES FUND L.P. II

FORM 10-Q

PART I

Item 1.    Financial Statements

Citigroup Fairfield Futures Fund L.P. II
Statements of Financial Condition
(Unaudited)

	June 30, 2007	December 31, 2006
Assets:
Investment in Master, at fair value	$67,530,438	$68,415,732
Cash	147,962	85,324
	$67,678,400	$68,501,056
Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	253,794	256,879
Management fees	112,261	113,694
Administrative fees	28,065	28,424
Other	68,121	27,707
Redemptions payable	533,038	6,542,911
	995,279	6,969,615
Partners’ Capital:
General Partner, 724.0407 Unit equivalents outstanding in 2007 and 2006	640,356	574,541
Special Limited Partner, 100.0000 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006	88,442	79,352
Limited Partners, 74,573.1311 and 76,718.2552 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	65,954,323	60,877,548
	66,683,121	61,531,441
	$67,678,400	$68,501,056

See accompanying notes to financial statements.

Citigroup Fairfield Futures Fund L.P. II
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Income:
Realized gains (losses) on closed positions allocated from Master	$12,081,172	$(1,511,549)	$8,645,391	$(1,511,549)
Change in unrealized gains (losses) on open positions allocated from Master	1,074,360	357,770	(373,412)	357,770
Interest income allocated from Master	570,998	227,122	1,169,882	227,122
Expenses allocated from Master	(76,828)	(24,204)	(131,609)	(24,204)
Net gains (losses) on trading of commodity futures:
Realized gains on closed positions	—	3,448,964	—	4,795,363
Change in unrealized losses on open positions	—	(2,124,061)	—	(999,723)
	13,649,702	374,042	9,310,252	2,844,779
Interest income	—	532,910	—	1,181,112
	13,649,702	906,952	9,310,252	4,025,891
Expenses:
Brokerage commissions including clearing fees of $0, $40,195, $0 and $64,859, respectively	731,390	920,532	1,401,206	1,817,696
Management fees	323,034	387,878	619,132	763,185
Administrative fees	80,758	96,970	154,782	190,797
Other	48,500	29,056	96,317	63,229
	1,183,682	1,434,436	2,271,437	2,834,907
Net income (loss)	12,466,020	(527,484)	7,038,815	1,190,984
Additions – Limited Partners	811,000	5,342,000	5,691,000	7,978,000
Redemptions – Limited Partners	(3,369,581)	(4,774,782)	(7,578,135)	(11,741,749)
Net increase (decrease) in Partners’ Capital	9,907,439	39,734	5,151,680	(2,572,765)
Partners’ Capital, beginning of period	56,775,682	72,833,775	61,531,441	75,446,274
Partners’ Capital, end of period	$66,683,121	$72,873,509	$66,683,121	$72,873,509
Net Asset Value per Redeemable Unit (75,397.1718 and 89,933.7176 Redeemable Units outstanding at June 30, 2007 and 2006, respectively)	$884.42	$810.30	$884.42	$810.30
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$160.13	$(6.51)	$90.90	$12.27

See accompanying notes to financial statements.

Citigroup Fairfield Futures Fund L.P. II
Statements of Cash Flow
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income (loss)	$12,466,020	$(527,484)	$7,038,815	$1,190,984
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Master	(811,000)	(75,688,020)	(5,691,000)	(75,688,020)
Proceeds from sale of investment in Master	5,224,709	—	15,886,546	—
Net unrealized (appreciation) depreciation on investment in Master	(13,649,702)	950,861	(9,310,252)	950,861
(Increase) decrease in restricted cash	—	9,088,209	—	4,363,860
(Increase) decrease in net unrealized appreciation on open futures positions	—	1,990,365	—	—
(Increase) decrease in unrealized appreciation on open forward contracts	—	2,163,422	—	3,292,688
(Increase) decrease in interest receivable	—	78,690	—	30,485
Increase (decrease) in net unrealized depreciation on open futures positions	—	—	—	(78,814)
Increase (decrease) in unrealized depreciation on open forward contracts	—	(2,029,726)	—	(2,214,151)
Accrued expenses:
Increase (decrease) in brokerage commissions	34,663	(1,597)	(3,085)	(19,126)
Increase (decrease) in management fees	15,334	(593)	(1,433)	(8,400)
Increase (decrease) in administrative fees	3,833	(148)	(359)	(2,100)
Increase (decrease) in due to CGM	—	(152)	—	(10,451)
Increase (decrease) in other	8,514	(68,358)	40,414	(34,254)
Net cash provided by (used in) operating activities	3,292,371	(64,044,531)	7,959,646	(68,226,438)
Cash flows from financing activities:
Proceeds from additions – Limited Partners	811,000	5,342,000	5,691,000	7,978,000
Payments for redemptions – Limited Partners	(4,096,020)	(5,169,297)	(13,588,008)	(12,693,888)
Net cash provided by (used in) financing activities	(3,285,020)	172,703	(7,897,008)	(4,715,888)
Net change in cash	7,351	(63,871,828)	62,638	(72,942,326)
Cash, at beginning of period	140,611	63,988,130	85,324	73,058,628
Cash, at end of period	$147,962	$116,302	$147,962	$116,302

See accompanying notes to financial statements.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2007
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

On June 1, 2006, the assets allocated to Graham for trading were invested in CMF Graham Master Fund L.P. (the ‘‘Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 74,569.3761 Units of the Master with cash of $75,688,021. The Master was formed in order to permit accounts managed then or in the future by Graham Capital Management L.P. (the ‘‘Advisor’’) using the Multi-Trend Program at 125% Leverage, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The Master’s commodity broker is CGM. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

As of June 30, 2007, the Partnership owned approximately 30.0% of the Master. As of December 31, 2006, the Partnership owned approximately 30.1% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Masters’ Statement of Financial Condition, Statements of Income and Expenses and Partner’s Capital, Condensed Schedules of Investments and Statements of Cash Flows are included herein.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2007 and December 31, 2006 and the results of its operations and cash flows for the three and six months ended June 30, 2007 and 2006. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period balances have been reclassified to conform to current period presentation.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2007
(Unaudited)

CMF Graham Capital Master Fund L.P.
Statement of Financial Condition
(Unaudited)

	June 30, 2007	December 31, 2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $40,485,059 and $50,059,681 in 2007 and 2006, respectively)	$219,429,470	$219,754,941
Net unrealized appreciation on open futures positions	2,397,513	3,678,200
Unrealized appreciation on open forward contracts	12,767,779	5,812,534
	234,594,762	229,245,675
Interest receivable	645,038	736,340
	$235,239,800	$229,982,015
Liabilities and Partners’ Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$10,277,126	$2,555,481
Accrued expenses:
Professional fees	30,755	16,678
Distribution payable	645,038	736,340
	10,952,919	3,308,499
Partners’ Capital:
Limited Partners’ Capital, 198,531.9370 and 227,674.0725 Redeemable Units of Limited Partnership outstanding	224,286,881	226,673,516
	$235,239,800	$229,982,015

Citigroup Fairfield Futures Fund L.P. II
Condensed Schedule of Investments
June 30, 2007
(Unaudited)

CMF Graham Capital Master Fund L.P.
Condensed Schedule of Investments
June 30, 2007
(Unaudited)

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	$26,434	0.01%
Grains	(73,910)	(0.03)
Indices	254,474	0.11
Metals	(1,790)	(0.00)*
Softs	35,666	0.02
Total futures contracts purchased	240,874	0.11

Futures Contracts Sold
Energy	250,840	0.11
Grains	463	0.00 *
Indices	99,710	0.05
Interest Rates U.S.	(20,341)	(0.01)
Interest Rates Non-U.S.	1,822,489	0.81
Livestock	2,970	0.00 *
Softs	508	0.00 *
Total futures contracts sold	2,156,639	0.96

Unrealized Appreciation on Open Forward Contracts
Currencies	12,473,330	5.56
Metals	294,449	0.13
Total unrealized appreciation on open forward contracts	12,767,779	5.69

Unrealized Depreciation on Open Forward Contracts
Currencies	(9,585,172)	(4.27)
Metals	(691,954)	(0.31)
Total unrealized depreciation on open forward contracts	(10,277,126)	(4.58)

Total fair value	$4,888,166	2.18%

* Due to rounding.

Citigroup Fairfield Futures Fund L.P. II
Condensed Schedule of Investments
June 30, 2007
(Unaudited)

CMF Graham Capital Master Fund L.P.
Condensed Schedule of Investments
December 31, 2006
(unaudited)

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Grains	$34,445	0.02%
Indices	1,926,352	0.85
Interest Rates U.S.	(722,446)	(0.32)
Interest Rates Non-U.S.	(372,521)	(0.16)
Metals	8,100	0.00 *
Softs	91,256	0.04
Total futures contracts purchased	965,186	0.43
Futures Contracts Sold
Energy	584,478	0.26
Indices	(368,680)	(0.16)
Interest Rates U.S.	9,990	0.00 *
Interest Rates Non-U.S.	2,686,771	1.19
Softs	(199,545)	(0.09)
Total futures contracts sold	2,713,014	1.20
Unrealized Appreciation on Open Forward Contracts
Currencies	5,782,021	2.55
Metals	30,513	0.01
Total unrealized appreciation on open forward contracts	5,812,534	2.56
Unrealized Depreciation on Open Forward Contracts
Currencies	(2,422,725)	(1.07)
Metals	(132,756)	(0.06)
Total unrealized depreciation on open forward contracts	(2,555,481)	(1.13)
Total fair value	$6,935,253	3.06%

* Due to rounding

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2007
(Unaudited)

CMF Graham Capital Master Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period April, 2006 (commencement of trading operations) to June 30,
	2007	2006	2007	2006
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions	$40,092,438	$(4,153,343)	$28,477,615	$(4,153,343)
Change in unrealized gains (losses) on open positions	3,422,488	1,282,719	(2,047,087)	1,282,719
	43,514,926	(2,870,624)	26,430,528	(2,870,624)
Interest income	1,899,227	1,226,052	3,998,898	1,226,052
	45,414,153	(1,644,572)	30,429,426	(1,644,572)

Expenses:
Brokerage commissions including clearing fees of $69,490, $65,966, $103,387 and $65,966, respectively	245,540	113,941	426,229	113,941
Professional fees	9,785	7,500	20,040	7,500
	255,325	121,441	446,269	121,441

Net income (loss)	45,158,828	(1,766,013)	29,983,157	(1,766,013)

Additions – Limited Partners	3,985,631	258,835,073	11,900,811	258,835,073
Redemptions – Limited Partners	(20,307,923)	(8,391,270)	(40,271,705)	(8,391,270)
Distribution of interest income to feeder funds	(1,899,227)	(1,226,052)	(3,998,898)	(1,226,052)

Net increase (decrease) in Partners’ Capital	26,937,309	247,451,738	(2,386,635)	247,451,738

Partners’ Capital, beginning of period	197,349,572	—	226,673,516	—
Partners’ Capital, end of period	$224,286,881	$247,451,738	$224,286,881	$247,451,738

Net Asset Value per Redeemable Unit (198,531.9370 and 247,648.8030 Redeemable Units outstanding at June 30, 2007 and 2006, respectively)	$1,129.73	$999.20	$1,129.73	$999.20

Net income per Redeemable Unit of Limited Partnership Interest	$222.94	$0.80	$153.12	$0.80

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2007
(Unaudited)

CMF Graham Capital Master Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period April 1, 2006 (commencement of trading operations) to June 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income (loss)	$45,158,828	$(1,766,013)	$29,983,157	$(1,766,013)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(14,874,512)	(15,777,906)	9,574,622	(15,777,906)
(Increase) decrease in net unrealized appreciation on open futures positions	(1,008,854)	(1,415,207)	1,280,687	(1,415,207)
(Increase) decrease in unrealized appreciation on open forward contracts	(7,982,151)	(2,905,434)	(6,955,245)	(2,905,434)
(Increase) decrease in interest receivable	53,804	(758,921)	91,302	(758,921)
Increase (decrease) in unrealized depreciation on open forward contracts	5,568,518	3,037,922	7,721,645	3,037,922
Accrued expenses:
Increase (decrease) in professional fees	5,272	7,314	14,077	7,314
Net cash provided by (used in) operating activities	26,920,905	(19,578,245)	41,710,245	(19,578,245)
Cash flows from financing activities:
Proceeds from additions – Limited Partners	3,985,631	258,835,073	11,900,811	258,835,073
Payments for redemptions − Limited Partners	(20,307,923)	(8,391,270)	(40,271,705)	(8,391,270)
Distribution of interest income to feeder funds	(1,953,031)	(467,131)	(4,090,200)	(467,131)
Net cash provided by (used in) financing activities	(18,275,323)	249,976,672	(32,461,094)	249,976,672
Net change in unrestricted cash	8,645,582	230,398,427	9,249,151	230,398,427
Unrestricted cash, at beginning of period	170,298,829	—	169,695,260	—
Unrestricted cash, at end of period	$178,944,411	$230,398,427	$178,944,411	$230,398,427

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2007
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net realized and unrealized gains (losses)*	$158.64	$(9.13)	$87.15	$8.09
Interest income	7.34	8.13	14.96	15.09
Expenses**	(5.85)	(5.51)	(11.21)	(10.91)
Increase (decrease) for the period	160.13	(6.51)	90.90	12.27
Net Asset Value per Redeemable Unit, beginning of period	724.29	816.81	793.52	798.03
Net Asset Value per Redeemable Unit, end of period	$884.42	$810.30	$884.42	$810.30
*	Includes Partnership brokerage commissions and expenses allocated from the Master.
**	Excludes Partnership brokerage commissions and expenses allocated from the Master.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Ratios to average net assets:***
Net investment loss before allocation to Special Limited Partner****	(4.0)%	(3.7)%	(3.7)%	(4.0)%
Operating expenses	7.7%	7.8%	7.5%	7.8%
Allocation to Special Limited Partner	—%	—%	—%	—%
Total expenses and allocation to Special Limited Partner	7.7%	7.8%	7.5%	7.8%
Total return:
Total return before allocation to Special Limited Partner	22.1%	(0.8)%	11.5%	1.5%
Allocation to Special Limited Partner	—%	—%	—%	—%
Total return after allocation to Special Limited Partner	22.1%	(0.8)%	11.5%	1.5%
***	Annualized (except for allocation to Special Limited Partner, if applicable)
****	Interest income allocated from Master less total expenses (exclusive of allocation to Special Limited Partner, if applicable)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2007
(Unaudited)

2.    Financial Highlights (continued):

Financial Highlights of the Master:

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period April 1, 2006 (commencement of trading operations) to June 30,
	2007	2006	2007	2006
Net realized and unrealized gains (losses)*	$213.63	$(0.72)	$134.22	$(0.72)
Interest income	9.36	9.50	19.00	9.50
Expenses**	(0.05)	(0.08)	(0.10)	(0.08)
Increase for the period	222.94	8.70	153.12	8.70
Distribution of Interest to Feeder Funds	(9.36)	(9.50)	(19.00)	(9.50)
Net Asset Value per Unit, beginning of period	916.15	1,000.00	995.61	1,000.00
Net Asset Value per Unit, end of period	$1,129.73	$999.20	$1,129.73	$999.20
*	Includes brokerage commissions
**	Excludes brokerage commissions

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period April 1, 2006 (commencement of trading operations) to June 30,
	2007	2006	2007	2006
Ratios to average net assets:***
Net investment gain ****	3.1%	3.8%	3.4%	3.8%
Operating expenses	0.5%	0.4%	0.4%	0.4%
Total return	24.3%	0.9%	15.4%	0.9%
***	Annualized
****	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2007
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

All of the commodity interests previously owned by the Partnership were held for trading purposes. The average fair values of these interests during the six and twelve months ended June 30, 2007 and December 31, 2006, based on a monthly calculation, were $0 and $504,239, respectively. All of the commodity interests owned by the Master for the six months ended June 30, 2007 are held for trading purposes. The average fair value during the six and twelve months ended June 30, 2007 and December 31, 2006 were $10,449,270 and $1,197,907, respectively. The fair values of these commodity interests, including options thereon, if applicable at June 30, 2007 and December 31, 2006 were $4,888,166 and $6,935,253, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

4.    Financial Instrument Risks:

In the normal course of its business, the Partnership through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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
June 30, 2007
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

The majority of these instruments mature within one year of June 30, 2007. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master, and cash. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership through its investment in the Master. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the second quarter of 2007.

The Partnership’s capital consists of capital contributions of the partners, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2007, Partnership capital increased 8.4% from $61,531,441 to $66,683,121. This increase was attributable to the net income from operations of $7,038,815, coupled with the addition of 7,546.7202 Redeemable Units of Limited Partnership Interest totaling $5,691,000 which was partially offset by the redemption of 9,691.8443 Redeemable Units of Limited Partnership Interest totaling $7,578,135. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by the realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of units and distribution of profits, if any.

For the six months ended June 30, 2007, the Master’s capital decreased 1.1% from $226,673,516 to $224,286,881. This decrease was attributable to the redemption of 41,810.7477 Redeemable Units of Limited Partnership Interest totaling $40,271,705 coupled with distribution of interest income to the feeder fund of $3,998,898, which were partially offset by a net gain from operations of $29,983,157, coupled with the addition of 12,668.6122 Redeemable Units of Limited Partnership Interest totaling $11,900,811. Future redemptions can impact the funds available for investments in commodity contract positions in subsequent periods.

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

In July 2006, the FASB released FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN 48).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year.  The Partnership adopted FIN 48 as of January 1, 2007 and the application of this standard did not impact the financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, Fair Value Measurements. This accounting standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. As of June 30, 2007, the Partnership is still evaluating the impact the adoption of SFAS No. 157 will have on the financial statement amounts; however, additional disclosures will be required about the inputs used to develop the measurements and the effect of certain measurements on changes in Partners’ Capital for the period.

Results of Operations

During the Partnership’s second quarter of 2007, the Net Asset Value per Redeemable Unit increased 22.1% from $724.29 to $884.42 as compared to a decrease of 0.8% in the second quarter of 2006. The Partnership experienced a net trading gain (comprised of realized gains on closed positions allocated from the Master and change in unrealized gains (losses) on open positions allocated from the Master) before brokerage commissions and related fees in the second quarter of 2007 of $13,155,532. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, livestock and indices and were partially offset by losses in grains, metals and softs. The Partnership experienced a net trading gain before brokerage commissions, related fees and net trading losses allocated from the Master in the second quarter of 2006 of $171,124. Gains were primarily attributable to the trading of commodity futures in U.S. and non-U.S. interest rates, metals and softs and were partially offset by losses in currencies, energy, grains, livestock and indices.

The second quarter presented a favorable trading environment, as trends emerged in several sectors, most notably in fixed income, stock indices and currency markets. Inflationary pressures remained high in several economies as they continued to show strong growth characteristics and resilience even as the central banks increased the interest rates or kept them high relative to recent past. The Partnership registered minor losses in trading agricultural products and metals and posted gains in currencies, fixed income, stock indices and energy positions.

In the currency market, strong trends emerged as the Japanese yen weakened relative to the U.S. Dollar. The Partnership was favorably positioned to register gains by capturing this trend through the quarter. Trading was also profitable in the Australian dollar, New Zealand dollar and several emerging market currencies. In the fixed income sector, gains were realized as the economic data suggested continued growth and elevated inflationary pressures in several major world economies. As the global stock indices continued to reach new record levels, the Partnership was favorably positioned to profit from the long term trends in this sector. The energy sector also presented favorable conditions as moderate gains were registered, especially trading natural gas positions.

Minor losses were realized in agricultural products, especially in soybean meal, wheat and cocoa. In the metals sector, small losses were registered in precious and industrial metals.

During the Partnership’s six months ended June 30, 2007, the Net Asset Value per Redeemable Unit increased 11.5% from $793.52 to $884.42 as compared to an increase of 1.5% for the six months ended June 30, 2006. The Partnership experienced a net trading gain (comprised of realized gains on closed positions allocated from the Master and change in unrealized gains (losses) on open positions and investment in Master) before brokerage commissions and related fees during the six months of June 30, 2007 of $8,271,979. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, U.S. and non-U.S. interest rates, livestock and indices and were partially offset by losses in energy, grains, metals and softs. The Partnership experienced a net trading gain before brokerage commissions, related fees and net trading losses allocated from the Master during the six months ended June 30, 2006 of $2,641,861. Gains were primarily attributable to the trading of commodity futures in U.S. and non-U.S. interest rates, metals, softs and indices and were partially offset by losses in currencies, energy, grains and livestock.

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

Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master, was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place all of the Master’s assets in 90-day Treasury bills and pay the Partnership its allocated share of 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income allocated from the Master for the three and six months ended June 30, 2007 decreased by $189,034 and $238,352, as compared to the allocated and unallocated amount earned directly in the corresponding periods in 2006. The decrease in interest income is primarily due to lower average adjusted net assets during the three and six months as compared to the corresponding periods in 2006. The interest earned at the investment in Master level is included in the Partnership’s share of overall net income (loss) of the Master in 2007 as compared to 2006.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and six months ended June 30, 2007 decreased by $189,142 and $416,490, respectively, as compared to the corresponding periods in 2006. The decrease in brokerage commissions is due to lower average adjusted net assets during the three and six months ended June 30, 2007 as compared to the corresponding periods in 2006.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2007 decreased by $64,844 and $144,053, respectively, as compared to the corresponding periods in 2006. The decrease in management fees is due to lower average adjusted net assets during the three and six months ended June 30, 2007 as compared to the corresponding periods in 2006.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and six months ended June 30, 2007 decreased by $16,212 and $36,015, respectively, as compared to the corresponding periods in 2006. The decrease in administrative fees is due to lower average adjusted net assets during the three and six months ended June 30, 2007 as compared to the corresponding periods in 2006.

Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no profit share allocations earned for the three and six months ended June 30, 2007 or 2006.

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

The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of June 30, 2007, and the highest, lowest and average values during the three months ended June 30, 2007. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of June 30, 2007, the Master’s total capitalization was $224,286,881. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

June 30, 2007
(Unaudited)

			Three months ended June 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average * Value at Risk
Currencies:
– OTC Contracts	$22,052,214	9.83%	$36,315,056	$19,944,640	$29,852,618
Energy	337,400	0.15%	871,000	248,000	548,033
Grains	281,987	0.13%	320,700	4,000	101,729
Interest Rates U.S.	2,393,000	1.07%	3,124,000	38,467	1,711,917
Interest Rates Non-U.S.	2,492,256	1.11%	7,772,547	2,492,256	5,841,706
Livestock	6,750	0.00%**	6,750	3,000	4,875
Metals:
– Exchange Traded Contracts	10,000	0.01%	144,000	4,000	45,333
– OTC Contracts	7,146	0.00%**	598,409	3,586	117,810
Softs	147,019	0.07%	256,809	103,845	184,967
Indices	4,762,306	2.12%	10,593,315	633,683	7,545,680
Total	$32,490,078	14.49%
*	Average month end Values at Risk.
**	Due to Rounding.

Item 4.    Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. These controls include policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Research

Customer Class Actions.

On May 3, 2007, the District Court remanded DISHER V. CITIGROUP GLOBAL MARKETS, INC., to Illinois state court.  On June 13, 2007, Citigroup moved in state court to dismiss the action.

Mutual Funds

In May 2007, CGMI finalized its settlement agreement with the NYSE and the New Jersey Bureau of Securities on the matter related to its market-timing practices prior to September 2003.

IPO Securities Litigation

On May 18, 2007, the Second Circuit denied plaintiffs’ petition for rehearing en banc of the Second Circuit’s decision reversing the district court’s class certification.

IPO Antitrust Litigation

On June 18, 2007, the United States Supreme Court ruled that the securities law precludes application of the antitrust laws to the claims asserted by plaintiffs, effectively terminating the litigation.

Item 1A.    Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and under Part II, Item 1A ‘‘Risk Factors’’ in the Partnership’s Quarterly report on Form 10-Q for the quarter ended March 31, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2007 there were additional sales of 1,077.3834 Redeemable Units of Limited Partnership totaling $5,691,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under section 4(2) of the Securities Act of 1933, as amended and section 506 of Regulation D promulgated thereunder.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts at the Master level.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit*	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 – April 30, 2007	1,057.3664	$762.21	N/A	N/A
May 1, 2007 – May 31, 2007	2,408.5587	$843.08	N/A	N/A
June 1, 2007 – June 30, 2007	602.6974	$884.42	N/A	N/A
	4,068.6225	$829.90	N/A	N/A
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

CITIGROUP FAIRFIELD FUTURES FUND L.P. II

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ Jerry Pascucci
Jerry Pascucci President and Director
Date:	August 14, 2007
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	August 14, 2007