Form 10-Q
period 2007-09-30
CITIGROUP FAIRFIELD FUTURES FUND LP II
filed 2007-11-14
CIK 1276262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2007

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

Yes         No X

As of October 31, 2007, 79,364.1467 Limited Partnership Redeemable Units were outstanding.

CITIGROUP FAIRFIELD FUTURES FUND L.P. II

FORM 10-Q

PART I

Item 1.    Financial Statements

Citigroup Fairfield Futures Fund L.P. II
Statements of Financial Condition
(Unaudited)

	September 30, 2007	December 31, 2006
Assets:
Investment in Master, at fair value	$72,470,690	$68,415,732
Cash	139,268	85,324
	$72,609,958	$68,501,056
Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$272,287	256,879
Management fees	120,464	113,694
Administrative fees	30,116	28,424
Other	59,202	27,707
Redemptions payable	113,403	6,542,911
	595,472	6,969,615
Partners’ Capital:
General Partner, 724.0407 Unit equivalents outstanding in 2007 and 2006	622,342	574,541
Special Limited Partner, 100.0000 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006	85,954	79,352
Limited Partners, 82,958.1103 and 76,718.2552 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	71,306,190	60,877,548
	72,014,486	61,531,441
	$72,609,958	$68,501,056

See accompanying notes to financial statements.

Citigroup Fairfield Futures Fund L.P. II
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Income:
Net realized gains (losses) on closed positions allocated from Master	$(1,830,805)	$(2,985,464)	$6,814,586	$(4,497,013)
Change in net unrealized gains on open positions allocated from Master	550,383	502,838	176,971	860,608
Interest income allocated from Master	623,822	687,594	1,793,704	914,716
Expenses allocated from Master	(75,006)	(52,259)	(206,615)	(76,463)
Net gains (losses) on trading of commodity futures:
Realized gains on closed positions	—	655	—	4,796,018
Change in unrealized losses on open positions	—	(3,504)	—	(1,003,227)
	(731,606)	(1,850,140)	8,578,646	994,639
Interest income	—	2,372	—	1,183,484
	(731,606)	(1,847,768)	8,578,646	2,178,123
Expenses:
Brokerage commissions including clearing fees of $0, $0, $0 and $64,859, respectively	799,244	789,217	2,200,449	2,606,913
Management fees	353,544	346,334	972,676	1,109,519
Administrative fees	88,386	86,584	243,168	277,381
Other	49,181	30,200	145,499	93,429
	1,290,355	1,252,335	3,561,792	4,087,242
Net income (loss)	(2,021,961)	(3,100,103)	5,016,854	(1,909,119)
Additions – Limited Partners	8,504,000	2,269,000	14,195,000	10,247,000
Redemptions – Limited Partners	(1,150,674)	(5,247,384)	(8,728,809)	(16,989,133)
Net increase (decrease) in Partners’ Capital	5,331,365	(6,078,487)	10,483,045	(8,651,252)
Partners’ Capital, beginning of period	66,683,121	72,873,509	61,531,441	75,446,274
Partners’ Capital, end of period	$72,014,486	$66,795,022	$72,014,486	$66,795,022
Net Asset Value per Redeemable Unit (83,782.1510 and 86,085.7918 Redeemable Units outstanding at September 30, 2007 and 2006, respectively)	$859.54	$775.91	$859.54	$775.91
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(24.88)	$(34.39)	$66.02	$(22.12)

See accompanying notes to financial statements.

Citigroup Fairfield Futures Fund L.P. II
Statements of Cash Flow
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income (loss)	$(2,021,961)	$(3,100,103)	$5,016,854	$(1,909,119)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Master	(8,504,000)	(2,269,000)	(14,195,000)	(77,957,021)
Proceeds from sale of investment in Master	2,832,142	7,453,079	18,718,688	7,453,080
Net unrealized (appreciation) depreciation on investment in Master	731,606	1,847,291	(8,578,646)	2,798,152
(Increase) decrease in restricted cash	—	—	—	4,363,860
(Increase) decrease in unrealized appreciation on open forward contracts	—	5,880	—	3,298,568
(Increase) decrease in interest receivable	—	—	—	30,485
Increase (decrease) in net unrealized depreciation on open futures positions	—	—	—	(78,814)
Increase (decrease) in unrealized depreciation on open forward contracts	—	(2,376)	—	(2,216,527)
Accrued expenses:
Increase (decrease) in brokerage commissions	18,493	(26,469)	15,408	(45,595)
Increase (decrease) in management fees	8,203	(11,687)	6,770	(20,087)
Increase (decrease) in administrative fees	2,051	(2,922)	1,692	(5,022)
Increase (decrease) in due to CGM	—	—	—	(10,451)
Increase (decrease) in other	(8,919)	(19,354)	31,495	(53,608)
Net cash provided by (used in) operating activities	(6,942,385)	3,874,339	1,017,261	(64,352,099)
Cash flows from financing activities:
Proceeds from additions – Limited Partners	8,504,000	2,269,000	14,195,000	10,247,000
Payments for redemptions – Limited Partners	(1,570,309)	(6,166,760)	(15,158,317)	(18,860,648)
Net cash provided by (used in) financing activities	6,933,691	(3,897,760)	(963,317)	(8,613,648)
Net change in cash	(8,694)	(23,421)	53,944	(72,965,747)
Cash, at beginning of period	147,962	116,302	85,324	73,058,628
Cash, at end of period	$139,268	$92,881	$139,268	$92,881

See accompanying notes to financial statements.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2007
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

On June 1, 2006, the assets allocated to Graham for trading were invested in CMF Graham Master Fund L.P. (the ‘‘Master’’), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 74,569.3761 Units of the Master with cash of $75,688,021. The Master was formed in order to permit accounts managed then or in the future by Graham Capital Management L.P. (the ‘‘Advisor’’) using the Multi-Trend Program at 125% Leverage, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The Master’s commodity broker is CGM. The General Partner and the Advisor believe that trading through this master-feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

As of September 30, 2007, the Partnership owned approximately 32.6% of the Master. As of December 31, 2006, the Partnership owned approximately 30.1% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Masters’ Statement of Financial Condition, Statements of Income and Expenses and Partner’s Capital, Condensed Schedules of Investments and Statements of Cash Flows are included herein.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2007 and December 31, 2006 and the results of its operations, changes in Partners’ Capital, and cash flows for the three and nine months ended September 30, 2007 and 2006. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period balances have been reclassified to conform to current period presentation.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2007
(Unaudited)

CMF Graham Capital Master Fund L.P.
Statement of Financial Condition
(Unaudited)

	September 30, 2007	December 31, 2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $26,113,068 and $50,059,681 in 2007 and 2006, respectively)	$215,546,285	$219,754,941
Net unrealized appreciation on open futures contracts	1,351,435	3,678,200
Unrealized appreciation on open forward contracts	11,260,987	5,812,534
	228,158,707	229,245,675
Interest receivable	575,774	736,340
	$228,734,481	$229,982,015
Liabilities and Partners’ Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$6,321,602	$2,555,481
Accrued expenses:
Professional fees	24,480	16,678
Distribution payable	575,774	736,340
	6,921,856	3,308,499
Partners’ Capital:
Limited Partners’ Capital, 200,136.2088 and 227,674.0725 Redeemable Units of Limited Partnership outstanding	221,812,625	226,673,516
	$228,734,481	$229,982,015

Citigroup Fairfield Futures Fund L.P. II
Condensed Schedule of Investments
September 30, 2007
(Unaudited)

CMF Graham Capital Master Fund L.P.
Condensed Schedule of Investments
September 30, 2007
(Unaudited)

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	$667,933	0.30%
Grains	86,535	0.04
Indices	98,456	0.04
Interest Rates U.S.	2,731	0.00 *
Interest Rates Non-U.S.	(141,373)	(0.06)
Metals	125,880	0.06
Softs	(64,035)	(0.03)
Total futures contracts purchased	776,127	0.35
Futures Contracts Sold
Energy	15,340	0.01
Grains	(16,892)	(0.01)
Indices	636,324	0.29
Interest Rates Non-U.S.	(5,274)	(0.00)*
Softs	(54,190)	(0.02)
Total futures contracts sold	575,308	0.27
Unrealized Appreciation on Forward Contracts
Currencies	11,210,062	5.05
Metals	50,925	0.02
Total unrealized appreciation on forward contracts	11,260,987	5.07
Unrealized Depreciation on Forward Contracts
Currencies	(6,066,583)	(2.73)
Metals	(255,019)	(0.12)
Total unrealized depreciation on forward contracts	(6,321,602)	(2.85)
Total fair value	$6,290,820	2.84%

* Due to rounding.

Citigroup Fairfield Futures Fund L.P. II
Condensed Schedule of Investments
September 30, 2007
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

* Due to rounding

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2007
(Unaudited)

CMF Graham Capital Master Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period April 1, 2006 (commencement of trading operations) to September 30,
	2007	2006	2007	2006
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed positions	$(5,538,875)	$(10,142,960)	$22,938,740	$(14,296,303)
Change in net unrealized gains (losses) on open positions	1,402,654	1,853,527	(644,433)	3,136,246
	(4,136,221)	(8,289,433)	22,294,307	(11,160,057)
Interest income	1,947,985	2,329,476	5,946,883	3,555,528
	(2,188,236)	(5,959,957)	28,241,190	(7,604,529)

Expenses:
Brokerage commissions including clearing fees of $64,711, $65,356, $195,098 and $131,322, respectively	225,707	161,124	651,936	275,065
Professional fees	9,784	14,803	29,824	22,303
	235,491	175,927	681,760	297,368

Net income (loss)	(2,423,727)	(6,135,884)	27,559,430	(7,901,897)

Additions – Limited Partners	8,504,000	5,239,550	20,404,811	264,074,623
Redemptions – Limited Partners	(6,606,544)	(14,230,591)	(46,878,249)	(22,621,861)
Distribution of interest income to feeder funds	(1,947,985)	(2,329,476)	(5,946,883)	(3,555,528)

Net increase (decrease) in Partners’ Capital	(2,474,256)	(17,456,401)	(4,860,891)	229,995,337

Partners’ Capital, beginning of period	224,286,881	247,451,738	226,673,516	—
Partners’ Capital, end of period	$221,812,625	$229,995,337	$221,812,625	$229,995,337

Net Asset Value per Redeemable Unit (200,136.2088 and 238,436.8217 Redeemable Units outstanding at September 30, 2007 and 2006, respectively)	$1,108.31	$964.60	$1,108.31	$964.60

Net income (loss) per Redeemable Unit of Limited Partnership Interest	$(11.73)	$(24.96)	$141.39	$(16.26)

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2007
(Unaudited)

CMF Graham Capital Master Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period April 1, 2006 (commencement of trading operations) to September 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income (loss)	$(2,423,727)	$(6,135,884)	$27,559,430	$(7,901,897)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	14,371,991	(16,159,953)	23,946,613	(31,937,859)
(Increase) decrease in net unrealized appreciation on open futures contracts	1,046,078	(1,686,602)	2,326,765	(3,101,809)
(Increase) decrease in unrealized appreciation on open forward contracts	1,506,792	75,794	(5,448,453)	(2,829,640)
(Increase) decrease in interest receivable	69,264	34,477	160,566	(724,444)
Increase (decrease) in unrealized depreciation on open forward contracts	(3,955,524)	(242,719)	3,766,121	2,795,203
Accrued expenses:
Increase (decrease) in professional fees	(6,275)	(3,520)	7,802	3,794
Net cash provided by (used in) operating activities	10,608,599	(24,118,407)	52,318,844	(43,696,652)
Cash flows from financing activities:
Proceeds from additions – Limited Partners	8,504,000	5,239,550	20,404,811	264,074,623
Payments for redemptions − Limited Partners	(6,606,544)	(14,230,591)	(46,878,249)	(22,621,861)
Distribution of interest income to feeder funds	(2,017,249)	(2,363,953)	(6,107,449)	(2,831,084)
Net cash provided by (used in) financing activities	(119,793)	(11,354,994)	(32,580,887)	238,621,678
Net change in unrestricted cash	10,488,806	(35,473,401)	19,737,957	194,925,026
Unrestricted cash, at beginning of period	178,944,411	230,398,427	169,695,260	—
Unrestricted cash, at end of period	$189,433,217	$194,925,026	$189,433,217	$194,925,026

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2007
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net realized and unrealized gains (losses) allocated from Master*	$(26.45)	$(36.89)	$60.70	$(28.80)
Interest income allocated from Master	7.54	7.77	22.50	22.86
Expenses**	(5.97)	(5.27)	(17.18)	(16.18)
Increase (decrease) for the period	(24.88)	(34.39)	66.02	(22.12)
Net Asset Value per Redeemable Unit, beginning of period	884.42	810.30	793.52	798.03
Net Asset Value per Redeemable Unit, end of period	$859.54	$775.91	$859.54	$775.91
*	Includes Partnership brokerage commissions and expenses allocated from Master.
**	Excludes Partnership brokerage commissions and expenses allocated from Master.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Ratios to average net assets:***
Net investment loss before allocation to Special Limited Partner****	(4.3)%	(3.5)%	(4.2)%	(7.3)%
Operating expenses	7.8%	7.5%	7.9%	7.7%
Allocation to Special Limited Partner	—%	—%	—%	—%
Total expenses and allocation to Special Limited Partner	7.8%	7.5%	7.9%	7.7%
Total return:
Total return before allocation to Special Limited Partner	(2.8)%	(4.2)%	8.3%	(2.8)%
Allocation to Special Limited Partner	—%	—%	—%	—%
Total return after allocation to Special Limited Partner	(2.8)%	(4.2)%	8.3%	(2.8)%
***	Annualized (except for allocation to Special Limited Partner, if applicable).
****	Interest income allocated from Master less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2007
(Unaudited)

2.    Financial Highlights (continued):

Financial Highlights of the Master:

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period April 1, 2006 (commencement of trading operations) to September 30,
	2007	2006	2007	2006
Net realized and unrealized gains (losses)*	$(21.37)	$(34.54)	$112.85	$(35.26)
Interest income	9.69	9.64	28.69	19.14
Expenses**	(0.05)	(0.06)	(0.15)	(0.14)
Increase (decrease) for the period	(11.73)	(24.96)	141.39	(16.26)
Distribution of interest to feeder funds	(9.69)	(9.64)	(28.69)	(19.14)
Net Asset Value per Unit, beginning of period	1,129.73	999.20	995.61	1,000.00
Net Asset Value per Unit, end of period	$1,108.31	$964.60	$1,108.31	$964.60
*	Includes brokerage commissions.
**	Excludes brokerage commissions.

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period April 1, 2006 (commencement of trading operations) to September 30,
	2007	2006	2007	2006
Ratios to average net assets:***
Net investment gain ****	3.1%	3.6%	3.3%	3.9%
Operating expenses	0.4%	0.3%	0.4%	0.4%
Total return	(1.0)%	(2.5)%	14.2%	(1.6)%
***	Annualized.
****	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2007
(Unaudited)

3.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests substantially all of its assets through a ‘‘master-feeder’’ structure. The results of the Partnership’s investment in the Master are shown in the Statements of Income and Expenses and Partners’ Capital and are discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The respective Customer Agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses.

All of the commodity interests previously owned by the Partnership were held for trading purposes. The average fair values of these interests during the nine and twelve months ended September 30, 2007 and December 31, 2006, based on a monthly calculation, were $0 and $504,239, respectively. All of the commodity interests owned by the Master for the nine months ended September 30, 2007 are held for trading purposes. The average fair value during the nine and twelve months ended September 30, 2007 and December 31, 2006 were $3,062,715 and $1,197,907, respectively. The fair values of these commodity interests, including options thereon, if applicable at September 30, 2007 and December 31, 2006 were $6,290,820 and $6,935,253, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

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
September 30, 2007
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

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master, and cash. The Master does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership through its investment in the Master. While substantial losses could lead to a substantial decrease in liquidity, no such losses occurred in the third quarter of 2007.

The Partnership’s capital consists of capital contributions of the partners, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2007, Partnership capital increased 17.0% from $61,531,441 to $72,014,486. This increase was attributable to the net income from operations of $5,016,854, coupled with the addition of 17,297.4232 Redeemable Units of Limited Partnership Interest totaling $14,195,000 which was partially offset by the redemption of 11,057.5681 Redeemable Units of Limited Partnership Interest totaling $8,728,809. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by the realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of units and distribution of profits, if any.

For the nine months ended September 30, 2007, the Master’s capital decreased 2.1% from $226,673,516 to $221,812,625. This decrease was attributable to the redemption of 47,828.3880 Redeemable Units of Limited Partnership Interest totaling $46,878,249, coupled with distribution of interest income to the feeder fund of $5,946,883, which were partially offset by a net gain from operations of $27,559,430, coupled with the addition of 20,290.5243 Redeemable Units of Limited Partnership Interest totaling $20,404,811. Future redemptions can impact the funds available for investments in commodity contract positions in subsequent periods.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements.’’ This accounting standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. As of September 30, 2007, the Partnership is still evaluating the impact the adoption of SFAS No. 157 will have on the financial statement amounts; however, additional disclosures will be required about the inputs used to develop the measurements and the effect of certain measurements on changes in Partners’ Capital for the period.

Results of Operations

During the Partnership’s third quarter of 2007, the Net Asset Value per Redeemable Unit decreased 2.8% from $884.42 to $859.54 as compared to a decrease of 4.2% in the third quarter of 2006. The Partnership experienced a net trading loss (comprised of net realized losses on closed positions and change in net unrealized gains (losses) on open positions allocated from the Master) before brokerage commissions and related fees in the third quarter of 2007 of $1,280,422. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, U.S. and non-U.S. interest rates, livestock and softs and were partially offset by gains in energy, grains, metals and indices. The Partnership experienced a net trading loss before brokerage commissions, related fees and net trading losses allocated from the Master in the third quarter of 2006 of $2,485,475. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates and metals and were partially offset by gains in softs and indices.

The third quarter of 2007 presented a very difficult trading environment influenced by the sub prime mortgage issue in its various manifestations ranging from high volatility in the equity markets to the unwinding of the Japanese yen carry trade, and to the Partnership sell-offs triggered by forced liquidations, redemptions and margin calls. Amid such high turbulence, several long-term trends were interrupted and the benefits of diversification were eliminated as the domino effect permeated across several sectors. The Partnership registered losses in currencies, fixed-income and agricultural soft commodities markets while it registered gains in energy, metals, stock indices and grains markets.

In currency markets, losses were primarily incurred in Japanese yen and Swiss francs trades. High non-directional volatility was seen especially in the Japanese yen due to the brief unwinding of the currency carry trade. In the fixed income sector, losses were caused by reversal of well-established trends due to widespread uncertainty as the markets speculated the future direction of the interest rates. Trading in soft commodities such as cotton and coffee also contributed to losses.

The Partnership registered gains in the energy sector primarily due to trades in crude oil markets. Weaker U.S. Dollar and strong demand driven by global growth pushed the crude oil price to its highest exchange-listed value. Gains were also registered in grains, especially in wheat as strong technical trends continued to push the prices to new highs. Trading in stock indices modestly contributed to the gains as the global markets rebounded from their lows earlier in the quarter. In the metals sector, modest gains were realized primarily from trading in gold while trading in base metals such as copper and aluminum offset some of these gains.

During the Partnership’s nine months ended September 30, 2007, the Net Asset Value per Redeemable Unit increased 8.3% from $793.52 to $859.54 as compared to a decrease of 2.8% for the nine months ended September 30, 2006. The Partnership experienced a net trading gain (comprised of net realized gains on closed positions and change in net unrealized gains (losses) on open positions allocated from the Master) before brokerage commissions and related fees during the nine months of September 30, 2007 of $6,991,557. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, grains, U.S. and Non-U.S. interest rates and indices and were partially offset by losses in energy, livestock, metals and softs. The Partnership experienced a net trading gain before brokerage commissions, related fees and net trading losses allocated from the Master during the nine months ended September 30, 2006 of $156,386. Gains were primarily attributable to the trading of commodity futures by the Master and the Partnership in U.S. and non-U.S. interest rates, metals, softs and indices and were partially offset by losses in currencies, energy, grains and livestock.

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

Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master, was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place all of the Master’s assets in 90-day Treasury bills and pay the Partnership its allocated share of 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income allocated from the Master for the three and nine months ended September 30, 2007 decreased by $66,144 and $304,496, as compared to the allocated and unallocated amount earned directly in the corresponding periods in 2006. The decrease in interest income is primarily due to lower interest rates during the three months ended September 30, 2007 as compared to the corresponding period in 2006. The decrease in interest income for the nine months ended September 30, 2007 is primarily due to lower average net assets during the nine months ended September 30, 2007 as compared to the corresponding period in 2006.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended September 30, 2007 increased by $10,027 as compared to the corresponding period in 2006. The increase in brokerage commissions is due to higher average adjusted net assets as compared to the corresponding period in 2006. Commissions and fees for the nine months ended September 2007 decreased by $406,464 as compared to the corresponding period in 2006. The decrease in brokerage commissions is due to lower average adjusted net assets as compared to the corresponding period in 2006.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended September 30, 2007 increased by $7,210 as compared to the corresponding period in 2006. The increase in management fees is due to higher average adjusted net assets as compared to the corresponding period in 2006. Management fees for the nine months ended September 30, 2007 decreased by $136,843 as compared to the corresponding period in 2006. The decrease in management fees is due to lower average adjusted net assets as compared to the corresponding period in 2006.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three months ended September 30, 2007 increased by $1,802 as compared to the corresponding period in 2006. The increase in administrative fees is due to higher average adjusted net assets as compared to the corresponding period in 2006. Administrative fees for the nine months ended September 30, 2007 decreased by $34,213 as compared to the corresponding period in 2006. The decrease in administrative fees is due to lower average adjusted net assets as compared to the corresponding period in 2006.

Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no profit share allocations earned for the three and nine months ended September 30, 2007 or 2006.

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

The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2007, and the highest, lowest and average values during the three months ended September 30, 2007. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of September 30, 2007, the Master’s total capitalization was $221,812,625. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

September 30, 2007
(Unaudited)

			Three months ended September 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average * Value at Risk
Currencies:
– OTC Contracts	$19,610,569	8.84%	$25,861,289	$5,719,304	$16,176,684
Energy	1,443,050	0.65%	1,443,050	192,150	1,002,937
Grains	60,080	0.03%	326,650	60,080	152,452
Interest Rates U.S.	125,550	0.06%	2,185,300	36,268	178,117
Interest Rates Non-U.S.	215,012	0.10%	2,478,491	215,012	318,525
Metals:
– Exchange Traded Contracts	135,000	0.06%	187,500	4,000	56,333
– OTC Contracts	451,535	0.20%	563,721	11,349	295,998
Softs	186,150	0.08%	217,754	44,739	115,426
Indices	783,037	0.35%	6,773,850	335,292	1,219,199
Total	$23,009,983	10.37%
*	Average month end Values at Risk.

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. These controls include policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as updated by our Quarterly Report on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007.

Enron-Related Civil Actions

On August 27, 2007, the District Court for the Southern District of New York in In Re. Enron Corp. reversed the rulings of the federal bankruptcy court that certain bankruptcy claims held by Citigroup transferees could be equitably subordinated or disallowed solely because of the alleged misconduct of Citigroup, and remanded for further proceedings.

IPO Regulatory Inquiries

On August 14, 2007, plaintiffs filed amended complaints in the six focus cases as well as amended master allegations for all cases in the coordinated proceedings. On September 27, 2007, plaintiffs filed a motion to certify new classes in the six focus cases.

Item 1A.    Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and under Part II, Item 1A ‘‘Risk Factors’’ in the Partnership’s Quarterly report on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2007 there were additional sales of 9,750.7030 Redeemable Units of Limited Partnership totaling $8,504,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under section 4(2) of the Securities Act of 1933, as amended and section 506 of Regulation D promulgated thereunder.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts at the Master level.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit*	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 – July 31, 2007	349.4579	$862.28	N/A	N/A
August 1, 2007 – August 31, 2007	884.3312	$832.20	N/A	N/A
September 1, 2007 – September 30, 2007	131.9347	$859.54	N/A	N/A
	1,365.7238	$851.34	N/A	N/A
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

CITIGROUP FAIRFIELD FUTURES FUND L.P. II

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ Jerry Pascucci
Jerry Pascucci President and Director
Date:	November 14, 2007
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	November 14, 2007