Form 10-Q
period 2008-03-31
CITIGROUP FAIRFIELD FUTURES FUND LP II
filed 2008-05-15
CIK 1276262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2008

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

Yes X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of ‘‘large accelerated filer’’, ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer        Accelerated filer         Non-accelerated filer X    Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes         No X

As of April 30, 2008, 66,391.9749 Limited Partnership Redeemable Units were outstanding.

CITIGROUP FAIRFIELD FUTURES FUND L.P. II

FORM 10-Q

PART I

Item 1.    Financial Statements

Citigroup Fairfield Futures Fund L.P. II
Statements of Financial Condition

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets:
Investment in Master, at fair value	$73,442,376	$69,459,132
Cash	159,478	165,627
Distribution receivable	67,189	136,665
Total assets	$73,669,043	$69,761,424
Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$276,259	$261,605
Management fees	122,190	115,696
Administrative fees	30,547	28,924
Other	78,851	82,074
Redemptions payable	8,523,968	1,316,737
Total liabilities	9,031,815	1,805,036
Partners’ Capital:
General Partner, 724.0407 Unit equivalents outstanding in 2008 and 2007	685,160	636,359
Special Limited Partner, 100.0000 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007	94,630	87,890
Limited Partners, 67,481.1877 and 76,495.9137 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	63,857,438	67,232,139
Total partners’ capital	64,637,228	67,956,388
Total liabilities and partners capital	$73,669,043	$69,761,424

See accompanying notes to financial statements.

Citigroup Fairfield Futures Fund L.P. II
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Income:
Net realized gains (losses) on closed positions allocated from Master	$6,045,042	$(3,435,782)
Change in net unrealized gains (losses) on open positions allocated from Master	281,009	(1,447,772)
Interest income allocated from Master	296,413	598,883
Expenses allocated from Master	(96,934)	(54,781)
Total income (loss)	6,525,530	(4,339,452)
Expenses:
Brokerage commissions	811,981	669,813
Management fees	359,157	296,098
Administrative fees	89,789	74,024
Other	47,029	47,818
Total expenses	1,307,956	1,087,753
Net income (loss)	5,217,574	(5,427,205)
Additions – Limited Partners	1,346,000	4,880,000
Redemptions – Limited Partners	(9,882,734)	(4,208,554)
Net decrease in Partners’ Capital	(3,319,160)	(4,755,759)
Partners’ Capital, beginning of period	67,956,388	61,531,441
Partners’ Capital, end of period	$64,637,228	$56,775,682
Net Asset Value per Unit (68,305.2284 and 78,388.4109 Units outstanding at March 31, 2008 and 2007, respectively)	$946.30	$724.29
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$67.40	$(69.23)

See accompanying notes to financial statements.

Citigroup Fairfield Futures Fund L.P. II
Statements of Cash Flow
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$5,217,574	$(5,427,205)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Master	(1,346,000)	(4,880,000)
Proceeds from sale of investment in Master	3,957,762	10,661,835
Net change in unrealized (appreciation) depreciation on investment in Master	(6,595,006)	4,339,452
(Increase) decrease in distribution receivable	69,476	—
Accrued expenses:
Increase (decrease) in brokerage commissions	14,654	(37,748)
Increase (decrease) in management fees	6,494	(16,767)
Increase (decrease) in administrative fees	1,623	(4,192)
Increase (decrease) in other	(3,223)	31,900
Net cash provided by (used in) operating activities	1,323,354	4,667,275
Cash flows from financing activities:
Proceeds from additions – Limited Partners	1,346,000	4,880,000
Payments for redemptions – Limited Partners	(2,675,503)	(9,491,988)
Net cash provided by (used in) financing activities	(1,329,503)	(4,611,988)
Net change in cash	(6,149)	55,287
Cash, at beginning of period	165,627	85,324
Cash, at end of period	$159,478	$140,611
Non-cash financing activities:
Change in redemptions payable	$7,207,231	$—

See accompanying notes to financial statements.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2008
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

At March 31, 2008, the Partnership owned approximately 32.6% of the Master. At December 31, 2007, the Partnership owned approximately 32.5% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Masters’ Statement of Financial Condition, Statements of Income and Expenses and Partner’s Capital, Schedules of Investments and Statements of Cash Flows are included herein.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2008 and December 31, 2007 and the results of its operations, changes in Partners’ Capital, and cash flows for the three months ended March 31, 2008 and 2007. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2008
(Unaudited)

CMF Graham Capital Master Fund L.P.
Statements of Financial Condition

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets:
Equity in commodity futures trading account:
Cash (restricted $34,122,717 and $24,672,137 in 2008 and 2007, respectively)	$225,012,359	$215,782,212
Net unrealized appreciation on open futures contracts	—	278,888
Unrealized appreciation on open forward contracts	17,399,956	6,792,116
	242,412,315	222,853,216
Interest receivable	206,329	424,676
Total assets	$242,618,644	$223,277,892
Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$1,819,674	$—
Unrealized depreciation on open forward contracts	15,040,394	7,439,350
Accrued expenses:
Professional fees	22,059	24,122
Distribution payable	206,329	424,676
Redemptions Payable	—	1,795,357
Total liabilities	17,088,456	9,683,505
Partners’ Capital:
Limited Partners’ Capital, 180,162.0583 and 186,334.8221 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	225,530,188	213,594,387
Total liabilities and partners’ capital	$242,618,644	$223,277,892

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2008
(Unaudited)

CMF Graham Capital Master Fund L.P.
Schedule of Investments
March 31, 2008
(Unaudited)

	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	$(646,558)	(0.29)%
Grains	(243,289)	(0.11)
Indices	(358)	(0.00)*
Interest Rates Non-U.S.	(632,690)	(0.28)
Interest Rates U.S.	(182,265)	(0.08)
Metals	(6,400)	(0.00)*
Softs	(38,882)	(0.02)
Total futures contracts purchased	(1,750,442)	(0.78)
Futures Contracts Sold
Grains	46,538	0.02
Indices	(46,809)	(0.02)
Interest Rates Non-U.S.	(70,832)	(0.03)
Livestock	1,871	0.00 *
Total futures contracts sold	(69,232)	(0.03)
Unrealized Appreciation on Open Forward Contracts
Currencies	16,686,202	7.40
Metals	713,754	0.32
Total unrealized appreciation on open forward contracts	17,399,956	7.72
Unrealized Depreciation on Open Forward Contracts
Currencies	(14,537,100)	(6.45)
Metals	(503,294)	(0.22)
Total unrealized depreciation on open forward contracts	(15,040,394)	(6.67)
Total fair value	$539,888	0.24%

* Due to rounding

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2008
(Unaudited)

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

* Due to rounding

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2008
(Unaudited)

CMF Graham Capital Master Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed positions	$18,610,297	$(11,614,823)
Change in net unrealized appreciation (depreciation) on open positions	908,234	(5,469,575)
Gain (loss) from trading	19,518,531	(17,084,398)
Interest income	914,047	2,099,671
Total income (loss)	20,432,578	(14,984,727)

Expenses:
Brokerage commissions including clearing fees of $68,143 and $60,897, respectively	290,273	180,689
Professional fees	8,437	10,255
Total expenses	298,710	190,944

Net income (loss)	20,133,868	(15,175,671)

Additions – Limited Partners	1,346,000	7,915,180
Redemptions – Limited Partners	(8,630,020)	(19,963,782)
Distribution of interest income to feeder funds	(914,047)	(2,099,671)

Net increase (decrease) in Partners’ Capital	11,935,801	(29,323,944)

Partners’ Capital, beginning of period	213,594,387	226,673,516
Partners’ Capital, end of period	$225,530,188	$197,349,572

Net Asset Value per Redeemable Unit of Limited Partnership Interest (180,162.0583 and 215,411.7489 Redeemable Units outstanding at March 31, 2008 and 2007, respectively)	$1,251.82	$916.15

Net income (loss) per Redeemable Unit of Limited Partnership Interest	$110.54	$(69.82)

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2008
(Unaudited)

CMF Graham Capital Master Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$20,133,868	$(15,175,671)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(9,450,580)	24,449,134
(Increase) decrease in net unrealized appreciation on open futures contracts	278,888	2,289,541
(Increase) decrease in unrealized appreciation on open forward contracts	(10,607,840)	1,026,906
(Increase) decrease in interest receivable	218,347	37,498
Increase (decrease) in net unrealized depreciation on open futures contracts	1,819,674	—
Increase (decrease) in unrealized depreciation on open forward contracts	7,601,044	2,153,127
Accrued expenses:
Increase (decrease) in professional fees	(2,063)	8,805
Net cash provided by (used in) operating activities	9,991,338	14,789,340
Cash flows from financing activities:
Proceeds from additions	1,346,000	7,915,180
Payments for redemptions	(10,425,377)	(19,963,782)
Distribution of interest income to feeder funds	(1,132,394)	(2,137,169)
Net cash provided by (used in) financing activities	(10,211,771)	(14,185,771)
Net change in unrestricted cash	(220,433)	603,569
Unrestricted cash, at beginning of period	191,110,075	169,695,260
Unrestricted cash, at end of period	$190,889,642	$170,298,829
Non-cash financing activities:
Change in redemptions payable	$(1,795,357)	$—
Change in distribution payable	$(218,347)	$—

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2008
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,
	2008	2007
Net realized and unrealized gains (losses) allocated from Master*	$70.01	$(71.49)
Interest income allocated from Master	3.82	7.62
Expenses**	(6.43)	(5.36)
Increase (decrease) for the period	67.40	(69.23)
Net Asset Value per Redeemable Unit, beginning of period	878.90	793.52
Net Asset Value per Redeemable Unit, end of period	$946.30	$724.29
*	Includes Partnership brokerage commissions and expenses allocated from Master.
**	Excludes Partnership brokerage commissions and expenses allocated from Master.

	Three Months Ended March 31,
	2008	2007
Ratios to average net assets:***
Net investment loss before allocation to Special Limited Partner****	(6.5)%	(3.5)%
Operating expenses	8.3%	7.8%
Allocation to Special Limited Partner	—%	—%
Total expenses and allocation to Special Limited Partner	8.3%	7.8%
Total return:
Total return before allocation to Special Limited Partner	7.7%	(8.7)%
Allocation to Special Limited Partner	—%	—%
Total return after allocation to Special Limited Partner	7.7%	(8.7)%
***	Annualized (except for allocation to Special Limited Partner, if applicable).
****	Interest income allocated from Master less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2008
(Unaudited)

2.    Financial Highlights (continued):

Financial Highlights of the Master:

	Three Months Ended March 31,
	2008	2007
Net realized and unrealized gains (losses)*	$105.57	$(79.41)
Interest income	5.01	9.64
Expenses**	(0.04)	(0.05)
Increase (decrease) for the period	110.54	(69.82)
Distribution of interest income to feeder funds	(5.01)	(9.64)
Net Asset Value per Redeemable Unit, beginning of period	1,146.29	995.61
Net Asset Value per Redeemable Unit, end of period	$1,251.82	$916.15
*	Includes brokerage commissions.
**	Excludes brokerage commissions.

	Three Months Ended March 31,
	2008	2007
Ratios to average net assets:***
Net investment income ****	1.1%	3.7%
Operating expenses	0.5%	0.4%
Total return	9.6%	(7.0)%
***	Annualized.
****	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2008
(Unaudited)

3.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests substantially all of its assets through a ‘‘master/feeder’’ structure. The results of the Partnership’s investment in the Master are shown in the Statements of Income and Expenses and Partners’ Capital and are discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The customer agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses.

All of the commodity interests owned by the Master for the three months ended March 31, 2008 are held for trading purposes. The average fair value during the three months ended March 31, 2008 and the year ended December 31, 2007 were $1,360,412 and $4,235,297, respectively. The fair values of these commodity interests, including options thereon, if applicable at March 31, 2008 and December 31, 2007 were $539,888 and $(368,346), respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

4.    Fair Value Measurement:

Investments.    The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the financial statements.

Fair Value Measurements.    The Partnership adopted SFAS No. 157, Fair Value Measurements (‘‘SFAS 157’’) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership values investments in master partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 1). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. The Partnership did not directly hold any derivative instruments that are priced at fair value using observable inputs for similar assets (Level 2) or unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2008
(Unaudited)

	3/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$73,442,376	$73,442,376	$—	$—
Total fair value	$73,442,376	$73,442,376	$—	$—

Investments.    All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included in equity in commodity futures trading account. Any change in net unrealized gain or loss from the preceding period is reported in the statements of income and expenses and partner’s capital.

Fair Value Measurements.    The Master adopted SFAS No. 157, Fair Value Measurements (‘‘SFAS 157’’) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Master considers prices for exchange traded commodity futures and actively traded forward and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 1). The Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

	3/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Forwards	$17,399,956	$17,399,956	$—	$—
Total assets	17,399,956	17,399,956	—	—
Liabilities
Forwards	$15,040,394	$15,040,394	$—	$—
Futures	1,819,674	1,819,674	—	—
Total liabilities	16,860,068	16,860,068	—	—
Total fair value	$539,888	$539,888	$—	$—

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

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded by the Master. The Partnership is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

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

As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master, distribution receivable and cash. The Master does not engage in sales of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such losses occurred in the first quarter of 2008.

The Partnership’s capital consists of capital contributions of the partners, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2008, Partnership’s capital decreased 4.9% from $67,956,388 to $64,637,228. This decrease was attributable to the redemption of 10,514.0101 Redeemable Units of Limited Partnership Interest totaling $9,882,734 which was partially offset by the net income from operations of $5,217,574, coupled with additional sales of 1,499.2841 Redeemable Units of Limited Partnership Interest totaling $1,346,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by the realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of units and distribution of profits, if any.

For the three months ended March 31, 2008, the Master’s capital increased 5.6% from $213,594,387 to $225,530,188. This increase was attributable to net income from operations of $20,133,868, coupled with the addition of 1,145.9672 Redeemable Units of Limited Partnership Interest totaling $1,346,000, which was partially offset by the redemption of 7,318.7310 Redeemable Units of Limited Partnership Interest totaling $8,630,020, coupled with distribution of interest income to the feeder funds of $914,047. Future redemptions can impact the funds available for investments in commodity contract positions in subsequent periods.

Critical Accounting Policies

Use of Estimates.    The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from these estimates.

Investments.    The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the financial statements.

Fair Value Measurements.    The Partnership adopted SFAS No. 157, Fair Value Measurements (‘‘SFAS 157’’) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership values investments in master partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 1). The value of the Partnership’s investments in the Master reflects its proportional interest in the Master. The Partnership did not directly hold any derivative instruments that are priced at fair value using observable inputs for similar assets (Level 2) or unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

	3/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$73,442,376	$73,442,376	$—	$—
Total fair value	$73,442,376	$73,442,376	$—	$—

Investments.    All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included in equity in commodity futures trading account. Any change in net unrealized gain or loss from the preceding period is reported in the statements of income and expenses and partners’ capital.

Fair Value Measurements.    The Master adopted SFAS No. 157, Fair Value Measurements (‘‘SFAS 157’’) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Master considers prices for exchange traded commodity futures and actively traded forward and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 1). The Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

	3/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Forwards	$17,399,956	$17,399,956	$—	$—
Total assets	17,399,956	17,399,956	—	—
Liabilities
Forwards	$15,040,394	$15,040,394	$—	$—
Futures	1,819,674	1,819,674	—	—
Total liabilities	16,860,068	16,860,068	—	—
Total fair value	$539,888	$539,888	$—	$—

Income and Expenses Recognition.    All of the income and expenses and unrealized and realized gains and losses from the commodity transactions of the Master are allocated pro rata among the investors at the time of such determination. The Master’s income and expense recognition is discussed in note 2 of the Master’s notes to financial statements.

Forward Foreign Currency Contracts.    Foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the Statements of Income and Expenses and Partners’ Capital.

Income Taxes.    Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses.

In 2007, the Partnership adopted FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN 48).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year.  The Partnership adopted FIN 48 as of January 1, 2008 and the application of this standard did not impact the financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2004.

Recent Accounting Pronouncements.    On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 161 and its impact on the financial statements has not yet been determined.

Results of Operations

During the Partnership’s first quarter of 2008, the Net Asset Value per Redeemable Unit increased 7.7% from $878.90 to $946.30 as compared to a decrease of 8.7% in the first quarter of 2007. The Partnership experienced a net trading gain before brokerage commissions and related fees allocated from the Master in the first quarter of 2008 of $6,326,051. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, U.S. interest rates, livestock, metals, softs and indices and were partially offset by losses in non-U.S. interest rates. The Partnership experienced a net trading loss before brokerage commissions, related fees and net trading losses allocated from the Master in the first quarter of 2007 of $4,883,554. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, metals and indices and were partially offset by gains in grains and softs.

The first quarter of 2008 presented a highly volatile trading environment as credit concerns continued to weigh on market regulators and participants. Several trends continued from the end of previous year into the first quarter as the U.S. Dollar continued to weaken and commodity prices continued to push into record territories. The Partnership was profitable in currencies, U.S. fixed income, energy, agricultural softs, grains, metals and stock indices while minor losses were registered in the international fixed income sector.

In the currencies sector, the U.S. dollar continued to weaken against the other major currencies such as the euro, Swiss franc and Japanese yen. This strong trend resulted in gains for the Partnership. As the Federal Reserve of U.S. aggressively tackled the down side risks to the economy by lowering the overnight rate and the discount rate, the yields on treasury notes sharply went down. The Partnership profited from this strong trend in the U.S. In the energy sector, crude oil continued to push record prices as the U.S. dollar weakened. The Partnership was favorably positioned to profit from this strong trend across the energy sector. In the agricultural sector, grains including corn, soybeans and wheat reached record prices triggered by an imbalance in the supply and demand. Corn producers continued to shift more acreage towards ethanol production while corn prices exuded strong correlation with energy prices, especially crude oil. In the metals sector, strong trends emerged, especially in gold as risk-averse investors shifted assets from traditional portfolios into gold. Long-only exchange traded Partnerships and notes tied to gold and other commodities, made it easier for the small investors to gain access to these sectors. In the stock indices, global stock markets bottomed out during the quarter. This strong trend across most global stock indices helped register gains for the Partnership.

The Partnership registered minor losses in the international fixed income sector as several major central banks grappled with credit concerns amid fears of inflation.

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

Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master, was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place all of the Master’s assets in 90-day Treasury bills and pay the Partnership its allocated share of 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income allocated from the Master for the three months ended March 31, 2008 decreased by $302,470 as compared to the corresponding period in 2007. The decrease in interest income is primarily due to lower interest rates during the three months ended March 31, 2008 as compared to the corresponding period in 2007.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage commissions for the three months ended March 31, 2008 increased by $142,168 as compared to the corresponding period in 2007. The increase in brokerage commissions is due to higher average adjusted net assets as compared to the corresponding period in 2007.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2008 increased by $63,059 as compared to the corresponding period in 2007. The increase in management fees is due to higher average adjusted net assets as compared to the corresponding period in 2007.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three months ended March 31, 2008 increased by $15,765 as compared to the corresponding period in 2007. The increase in administrative fees is due to higher average adjusted net assets as compared to the corresponding period in 2007.

Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no profit share allocations earned for the three months ended March 31, 2008 or 2007.

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

The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2008, and the highest, lowest and average values during the three months ended March 31, 2008. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of March 31, 2008, the Master’s total capital was $225,530,188. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

March 31, 2008
(Unaudited)

			Three months ended March 31, 2008
Market Sector	Value at Risk	% of Total Capital	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC Contracts	$25,289,910	11.21%	$34,974,242	$10,702,463	$23,317,516
Energy	811,000	0.36%	5,209,200	310,300	2,201,883
Grains	318,350	0.14%	1,046,800	52,500	590,033
Interest Rates U.S.	577,000	0.26%	1,837,000	103,550	789,817
Interest Rates Non-U.S.	873,303	0.39%	4,718,751	467,659	1,864,261
Livestock	11,200	0.00%**	20,000	11,200	17,067
Metals:
– Exchange Traded Contracts	40,000	0.02%	599,000	40,000	339,000
– OTC Contracts	99,515	0.04%	638,870	23,044	271,785
Softs	48,439	0.02%	752,387	14,000	338,294
Indices	2,140,398	0.95%	5,407,658	780,230	3,071,154
Total	$30,209,115	13.39%
*	Average month end Values at Risk.
**	Due to rounding.

Item 4T.    Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Enron Corp.

On April 4, 2008, Citigroup announced an agreement to settle actions filed by Enron in its Chapter 11 bankruptcy proceedings seeking to recover payments to Citigroup as alleged preferences or fraudulent conveyances, to disallow or equitably subordinate claims of Citigroup and Citigroup transferees on the basis of alleged fraud, and to recover damages from Citigroup for allegedly aiding and abetting breaches of fiduciary duty. Under the terms of the settlement (which was approved by the Bankruptcy Court for the Southern District of New York on April 24, 2008), Citigroup will make a pretax payment of $1.66 billion to Enron, and will waive certain claims against Enron’s estate. Enron also will allow specified Citigroup-related claims in the bankruptcy proceeding, including all of the bankruptcy claims of parties holding approximately $2.4 billion of Enron credit-linked notes (‘‘CLNs’’), and will release all claims against Citigroup. Citigroup separately agreed to settle an action brought by certain trusts that issued the CLNs in question, by the related indenture trustee and by certain holders of those securities. The amounts of both settlements are fully covered by Citigroup’s existing litigation reserves.

On February 14, 2008, Citigroup agreed to settle Connecticut Resources Recovery Authority v. Lay, et al., an action brought by the Attorney General of Connecticut in connection with an Enron-related transaction; subsequently, the District Court dismissed the case on March 5, 2008. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

Item 1A.    Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2008 there were additional sales of 1,499.2841 Redeemable Units of Limited Partnership Interest totaling $1,346,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under section 4(2) of the Securities Act of 1933, as amended and section 506 of Regulation D promulgated thereunder.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts at the Master level.

These units were purchased by accredited investors as defined in Regulation D. The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit*	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 – January 31, 2008	1,037.4668	$885.14	N/A	N/A
February 1, 2008 – February 29, 2008	468.8623	$939.43	N/A	N/A
March 1, 2008 – March 31, 2008	9,007.6810	$946.30	N/A	N/A
	10,514.0101	$939.96	N/A	N/A
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

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2007.

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

CITIGROUP FAIRFIELD FUTURES FUND L.P. II

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ Jerry Pascucci
Jerry Pascucci President and Director
Date:	May 15, 2008
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	May 15, 2008