Form 10-Q
period 2008-06-30
CITIGROUP FAIRFIELD FUTURES FUND LP II
filed 2008-08-14
CIK 1276262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2008

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

Yes X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer X	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes      No X

As of July 31, 2008, 64,545.8874 Limited Partnership Redeemable Units were outstanding.

CITIGROUP FAIRFIELD FUTURES FUND L.P. II

FORM 10-Q

INDEX

PART I - Financial Information:		Page Number

Item 1.	Financial Statements:

	Statements of Financial Condition at June 30, 2008 and December 31, 2007 (unaudited)	3

	Statements of Income and Expenses and Partners’ Capital for the three and six months ended June 30, 2008 and 2007 (unaudited)	4

	Statements of Cash Flows for the three and six months ended June 30, 2008 and 2007 (unaudited)	5

	Notes to Financial Statements, including the Financial Statements of CMF Graham Master Fund L.P. (unaudited)	6 – 16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 – 21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	23
PART II - Other Information		24 – 26

PART I

Item 1.  Financial Statements

Citigroup Fairfield Futures Fund L.P. II
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2008	2007

Assets:

Investment in Master, at fair value	$69,678,181	$69,459,132
Cash	168,597	165,627
Distribution receivable	78,514	136,665

Total assets	$69,925,292	$69,761,424

Liabilities and Partners’ Capital:

Liabilities:
Accrued expenses:
Brokerage commissions	$262,220	$261,605
Management fees	115,954	115,696
Administrative fees	28,989	28,924
Other	90,573	82,074
Redemptions payable	3,215,977	1,316,737

Total liabilities	3,713,713	1,805,036

Partners’ Capital:
General Partner, 724.0407 Unit equivalents outstanding in 2008 and 2007	727,979	636,359
Special Limited Partner, 614.6964 and 100.0000 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	618,040	87,890
Limited Partners, 64,514.6516 and 76,495.9137 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	64,865,560	67,232,139

Total partners’ capital	66,211,579	67,956,388

Total liabilities and partners’ capital	$69,925,292	$69,761,424

See accompanying notes to financial statements.

Citigroup Fairfield Futures Fund L.P. II
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Income:
Net realized gains (losses) on closed positions allocated from Master	$4,340,834	$12,081,172	$10,385,876	$8,645,391
Change in net unrealized gains (losses) on open positions allocated from Master	1,368,758	1,074,360	1,649,767	(373,412)
Interest income allocated from Master	186,291	570,998	482,704	1,169,882
Expenses allocated from Master	(107,829)	(76,828)	(204,763)	(131,609)

Total income (loss)	5,788,054	13,649,702	12,313,584	9,310,252

Expenses:
Brokerage commissions	759,631	731,390	1,571,612	1,401,206
Management fees	335,481	323,034	694,638	619,132
Administrative fees	83,871	80,758	173,660	154,782
Other	48,959	48,500	95,988	96,317

Total expenses	1,227,942	1,183,682	2,535,898	2,271,437

Net income (loss) before allocation to Special Limited Partner	4,560,112	12,466,020	9,777,686	7,038,815
Allocation to Special Limited Partner	(517,496)	—	(517,496)	—

Net income (loss) after allocation to Special Limited Partner	4,042,616	12,466,020	9,260,190	7,038,815
Additions — Limited Partners	1,588,000	811,000	2,934,000	5,691,000
Additions — Special Limited Partner	517,496	—	517,496	—
Redemptions — Limited Partners	(4,573,761)	(3,369,581)	(14,456,495)	(7,578,135)

Net increase (decrease) in Partners’ Capital	1,574,351	9,907,439	(1,744,809)	5,151,680
Partners’ Capital, beginning of period	64,637,228	56,775,682	67,956,388	61,531,441

Partners’ Capital, end of period	$66,211,579	$66,683,121	$66,211,579	$66,683,121

Net Asset Value per Unit (65,853.3887 and 75,397.1718 Units outstanding at June 30, 2008 and 2007, respectively)	$1,005.44	$884.42	$1,005.44	$884.42

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$59.14	$160.13	$126.54	$90.90

See accompanying notes to financial statements.

Citigroup Fairfield Futures Fund L.P. II
Statements of Cash Flow
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Cash flows from operating activities:
Net income (loss) after allocation to Special Limited Partner	$4,042,616	$12,466,020	$9,260,190	$7,038,815
Adjustments to reconcile net income (loss) after allocation to Special Limited Partner to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchase of investment in Master	(1,588,000)	(811,000)	(2,934,000)	(5,691,000)
Proceeds from sale of investment in Master	11,128,924	5,224,709	15,086,686	15,886,546
Net change in unrealized (appreciation) depreciation on investment in Master	(5,776,729)	(13,649,702)	(12,371,735)	(9,310,252)
(Increase) decrease in distribution receivable	(11,325)	—	58,151	—
Accrued expenses:
Increase (decrease) in brokerage commissions	(14,039)	34,663	615	(3,085)
Increase (decrease) in management fees	(6,236)	15,334	258	(1,433)
Increase (decrease) in administrative fees	(1,558)	3,833	65	(359)
Increase (decrease) in other	11,722	8,514	8,499	40,414

Net cash provided by (used in) operating activities	7,785,375	3,292,371	9,108,729	7,959,646

Cash flows from financing activities:
Proceeds from additions — Limited Partners	1,588,000	811,000	2,934,000	5,691,000
Allocation of Redeemable Units — Special Limited Partner	517,496	—	517,496	—
Payments for redemptions — Limited Partners	(9,881,752)	(4,096,020)	(12,557,255)	(13,588,008)

Net cash provided by (used in) financing activities	(7,776,256)	(3,285,020)	(9,105,759)	(7,897,008)

Net change in cash	9,119	7,351	2,970	62,638
Cash, at beginning of period	159,478	140,611	165,627	85,324

Cash, at end of period	$168,597	$147,962	$168,597	$147,962

Non-cash financing activities:
Change in redemptions payable	$(5,307,991)	$—	$1,899,240	$—

See accompanying notes to financial statements.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2008
(Unaudited)

1.	General:

Citigroup Fairfield Futures Fund L.P. II (the “Partnership”) is a limited partnership which was organized on December 18, 2003 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

During the initial offering period (January 12, 2004 through March 12, 2004), the Partnership sold 28,601 Redeemable Units of Limited Partnership Interest (“Redeemable Units”) and 285 Units of General Partnership Interest. The Partnership commenced trading on March 15, 2004.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the “General Partner”) of the Partnership. The Partnership’s commodity broker is Citigroup Global Markets Inc. (“CGM”). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc.

On June 1, 2006, the Partnership allocated substantially all of its capital to the CMF Graham Capital Master Fund L.P. (the “Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 74,569.3761 Units of the Master with cash of $75,688,021. The Master was formed in order to permit accounts managed then or in the future by Graham Capital Management L.P. (“Graham” or the “Advisor”) using the Multi-Trend Program at 125% Leverage, to invest together in one trading vehicle. The General Partner of the Partnership is the general partner of the Master. In addition, the Advisor is a Special Limited Partner of the Partnership. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The Master’s commodity broker is CGM. The General Partner and the Advisor believe that trading through this master-feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

At June 30, 2008, the Partnership owned approximately 31.1% of the Master. At December 31, 2007, the Partnership owned approximately 32.5% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Masters’ Statement of Financial Condition, Statements of Income and Expenses and Partner’s Capital, Schedules of Investments and Statements of Cash Flows are included herein.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2008 and December 31, 2007 and the results of its operations, changes in Partners’ Capital, and cash flows for the three and six months ended June 30, 2008 and 2007. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2008
(Unaudited)

The Master’s Statements of Financial Condition and Schedules of Investments as of June 30, 2008 and December 31, 2007 and Statements of Income and Expenses and Members’ Capital and Statements of Cash Flows for the three and six months ended June 30, 2008 and 2007 are presented below:

CMF Graham Capital Master Fund L.P.
Statement of Financial Condition
(Unaudited)

	June 30,	December 31,
	2008	2007

Assets:
Equity in commodity futures trading account:
Cash (restricted $37,413,888 and $24,672,137 in 2008 and 2007 respectively)	$219,433,426	$215,782,212
Net unrealized appreciation on open futures contracts	3,202,792	278,888
Unrealized appreciation on open forward contracts	13,425,242	6,792,116

	236,061,460	222,853,216
Interest receivable	252,840	424,676

Total assets	$236,314,300	$223,277,892

Liabilities and Partners’ Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$11,655,023	$7,439,350
Accrued expenses:
Professional fees	20,568	24,122
Distribution payable	252,840	424,676
Redemptions payable	—	1,795,357

Total liabilities	11,928,431	9,683,505

Partners’ Capital:
Limited Partners’ Capital, 164,846.3481 and 186,334.8221 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	224,385,869	213,594,387

Total liabilities and partners’ capital	$236,314,300	$223,277,892

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2008
(Unaudited)

CMF Graham Capital Master Fund L.P.
Schedule of Investments
June 30, 2008
(Unaudited)

		% of Partners’
	Fair Value	Capital

Futures Contracts Purchased
Energy	$265,135	0.12%
Grains	726,121	0.32
Indices	(3,962)	(0.00)*
Interest Rates Non U.S.	20,102	0.01
Metals	53,280	0.02
Softs	685,211	0.31

Total futures contracts purchased	1,745,887	0.78

Futures Contracts Sold
Energy	20,924	0.01
Indices	1,824,489	0.81
Interest Rates Non-U.S.	61,777	0.03
Interest Rates U.S.	(334,891)	(0.15)
Softs	(115,394)	(0.05)

Total futures contracts sold	1,456,905	0.65

Unrealized Appreciation on Open Forward Contracts
Currencies	12,307,591	5.48
Metals	1,117,651	0.50

Total unrealized appreciation on open forward contracts	13,425,242	5.98

Unrealized Depreciation on Open Forward Contracts
Currencies	(10,914,295)	(4.86)
Metals	(740,728)	(0.33)

Total unrealized depreciation on open forward contracts	(11,655,023)	(5.19)

Total fair value	$4,973,011	2.22%

*	Due to rounding.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2008
(Unaudited)

CMF Graham Capital Master Fund L.P.
Schedule of Investments
December 31, 2007
(Unaudited)

		% of Partners’
	Fair Value	Capital

Futures Contracts Purchased
Energy	$184,162	0.09%
Grains	219,977	0.10
Indices	8,906	0.00 *
Interest Rates U.S	(2,712)	(0.00)*
Interest Rates Non-U.S	98,371	0.05
Metals	68,690	0.03
Softs	(18,009)	(0.01)

Total futures contracts purchased	559,385	0.26

Futures Contracts Sold
Energy	(76,360)	(0.04)
Indices	31,940	0.02
Interest Rates U.S	(67,681)	(0.03)
Interest Rates Non-U.S	(163,383)	(0.08)
Livestock	11,482	0.01
Softs	(16,495)	(0.01)

Total futures contracts sold	(280,497)	(0.13)

Unrealized Appreciation on Open Forward Contracts
Currencies	6,327,560	2.96
Metals	464,556	0.22

Total unrealized appreciation on open forward contracts	6,792,116	3.18

Unrealized Depreciation on Open Forward Contracts
Currencies	(6,976,160)	(3.26)
Metals	(463,190)	(0.22)

Total unrealized depreciation on open forward contracts	(7,439,350)	(3.48)

Total fair value	$(368,346)	(0.17)%

*	Due to rounding

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2008
(Unaudited)

CMF Graham Capital Master Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed positions	$13,986,004	$40,092,438	$32,596,301	$28,477,615
Change in net unrealized appreciation (depreciation) on open positions	4,433,123	3,422,488	5,341,357	(2,047,087)

Gain (loss) from trading, net	18,419,127	43,514,926	37,937,658	26,430,528
Interest income	601,098	1,899,227	1,515,145	3,998,898

Total income (loss)	19,020,225	45,414,153	39,452,803	30,429,426

Expenses:
Brokerage commissions including clearing fees of $48,719, $69,490, $116,862 and $103,387, respectively	339,401	245,540	629,674	426,229
Professional fees	8,437	9,785	16,874	20,040

Total expenses	347,838	255,325	646,548	446,269

Net income (loss)	18,672,387	45,158,828	38,806,255	29,983,157
Additions – Limited Partners	1,588,000	3,985,631	2,934,000	11,900,811
Redemptions – Limited Partners	(20,803,608)	(20,307,923)	(29,433,628)	(40,271,705)
Distribution of interest income to feeder funds	(601,098)	(1,899,227)	(1,515,145)	(3,998,898)

Net increase (decrease) in Partners’ Capital	(1,144,319)	26,937,309	10,791,482	(2,386,635)
Partners’ Capital, beginning of period	225,530,188	197,349,572	213,594,387	226,673,516

Partners’ Capital, end of period	$224,385,869	$224,286,881	$224,385,869	$224,286,881

Net Asset Value per Redeemable Unit of Limited Partnership Interest (164,846.3481 and 198,531.9370 Redeemable Units outstanding at June 30, 2008 and 2007, respectively)	$1,361.18	$1,129.73	$1,361.18	$1,129.73

Net income (loss) per Redeemable Unit of Limited Partnership Interest	$112.99	$222.94	$223.53	$153.12

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2008
(Unaudited)

CMF Graham Capital Master Fund L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Cash flows from operating activities:
Net income (loss)	$18,672,387	$45,158,828	$38,806,255	$29,983,157
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	(3,291,171)	(14,874,512)	(12,741,751)	9,574,622
(Increase) decrease in net unrealized appreciation on open futures contracts	(3,202,792)	(1,008,854)	(2,923,904)	1,280,687
(Increase) decrease in unrealized appreciation on open forward contracts	3,974,714	(7,982,151)	(6,633,126)	(6,955,245)
(Increase) decrease in interest receivable	(46,511)	53,804	171,836	91,302
Increase (decrease) in net unrealized depreciation on open futures contracts	(1,819,674)	—	—	—
Increase (decrease) in unrealized depreciation on open forward contracts	(3,385,371)	5,568,518	4,215,673	7,721,645
Accrued expenses:
Increase (decrease) in professional fees	(1,491)	5,272	(3,554)	14,077

Net cash provided by (used in) operating activities	10,900,091	26,920,905	20,891,429	41,710,245

Cash flows from financing activities:
Proceeds from additions	1,588,000	3,985,631	2,934,000	11,900,811
Payments for redemptions	(20,803,608)	(20,307,923)	(31,228,985)	(40,271,705)
Distribution of interest income to feeder funds	(554,587)	(1,953,031)	(1,686,981)	(4,090,200)

Net cash provided by (used in) financing activities	(19,770,195)	(18,275,323)	(29,981,966)	(32,461,094)

Net change in unrestricted cash	(8,870,104)	8,645,582	(9,090,537)	9,249,151
Unrestricted cash, at beginning of period	190,889,642	170,298,829	191,110,075	169,695,260

Unrestricted cash, at end of period	$182,019,538	$178,944,411	$182,019,538	$178,944,411

Non-cash financing activities:
Change in redemptions payable	$—	$—	$(1,795,357)	$—

Change in distributions payable	$46,511	$—	$(171,836)	$—

See accompanying notes to financial statements.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2008
(Unaudited)

2.	Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net realized and unrealized gains (losses) allocated from Master*	$70.86	$158.64	$140.87	$87.15
Interest income allocated from Master	2.73	7.34	6.55	14.96
Expenses**	(14.45)	(5.85)	(20.88)	(11.21)

Increase (decrease) for the period	59.14	160.13	126.54	90.90
Net Asset Value per Redeemable Unit, beginning of period	946.30	724.29	878.90	793.52

Net Asset Value per Redeemable Unit, end of period	$1,005.44	$884.42	$1,005.44	$884.42

* Includes Partnership brokerage commissions and expenses allocated from Master.
** Excludes Partnership brokerage commissions and expenses allocated from Master.

Ratios to average net assets:***
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net investment income (loss) before allocation to Special Limited Partner****	(7.1)%	(4.0)%	(6.8)%	(3.7)%

Operating expenses	8.2%	7.7%	8.2%	7.5%
Allocation to Special Limited Partner	0.8%	—%	0.8%	—%

Total expenses and allocation to Special Limited Partner	9.0%	7.7%	9.0%	7.5%

Total return:
Total return before allocation to Special Limited Partner	7.1%	22.1%	15.3%	11.5%
Allocation to Special Limited Partner	(0.9)%	—%	(0.9)%	—%

Total return after allocation to Special Limited Partner	6.2%	22.1%	14.4%	11.5%

***	Annualized (except for allocation to Special Limited Partner, if applicable).

****	Interest income allocated from Master less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2008
(Unaudited)

2.	Financial Highlights (continued):

Financial Highlights of the Master:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net realized and unrealized gains (losses)*	$109.41	$213.63	$214.98	$134.22
Interest income	3.63	9.36	8.64	19.00
Expenses**	(0.05)	(0.05)	(0.09)	(0.10)

Increase (decrease) for the period	112.99	222.94	223.53	153.12
Distribution of interest income to feeder funds	(3.63)	(9.36)	(8.64)	(19.00)
Net Asset Value per Redeemable Unit, beginning of period	1,251.82	916.15	1,146.29	995.61

Net Asset Value per Redeemable Unit, end of period	$1,361.18	$1,129.73	$1,361.18	$1,129.73

* Includes brokerage commissions.
** Excludes brokerage commissions.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Ratios to average net assets:***
Net investment income (loss) ****	0.5%	3.1%	0.8%	3.4%

Operating expenses	0.6%	0.5%	0.6%	0.4%

Total return	9.0%	24.3%	19.5%	15.4%

***	Annualized.

****	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

3.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests substantially all of its assets through a “master/feeder” structure. The results of the Partnership’s investment in the Master are shown in the Statements of Income and Expenses and Partners’ Capital.

The customer agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses.

All of the commodity interests owned by the Master for the six months ended June 30, 2008 are held for trading purposes. The average fair value during the six months ended June 30, 2008 and the year ended December 31, 2007 were $3,882,981 and $4,235,297, respectively. The fair values of these commodity interests, including options thereon, if applicable at June 30, 2008 and December 31, 2007 were $4,973,011 and $(368,346), respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2008
(Unaudited)

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

4.	Fair Value Measurement:

Investments.  The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2007.

Fair Value Measurements.  The Partnership adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership values investments in master partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. The Partnership did not directly hold any derivative instruments that are based on quoted prices in active markets for identical assets (Level 1) or unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	6/30/2008	Assets (Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$69,678,181	$—	$69,678,181	$—

Total fair value	$69,678,181	$—	$69,678,181	$—

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

Fair Value Measurements.  The Master adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2008
(Unaudited)

apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Master considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	6/30/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Forwards	$13,425,242	$—	$13,425,242	$—

Futures	3,202,792	3,202,792	—	—

Total assets	16,628,034	3,202,792	13,425,242	—

Liabilities
Forwards	$11,655,023	$—	$11,655,023	$—

Total liabilities	11,655,023	—	11,655,023	—

Total fair value	$4,973,011	$3,202,792	$1,770,219	$—

5.	Financial Instrument Risks:

In the normal course of its business, the Partnership through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2008
(Unaudited)

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

As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership does not consider these contracts to be guarantees as described in FIN 45.

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master, distribution receivable and cash. The Master does not engage in sales of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such losses occurred in the second quarter of 2008.

The Partnership’s capital consists of capital contributions of the partners, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2008, Partnership’s capital decreased 2.6% from $67,956,388 to $66,211,579. This decrease was attributable to the redemption of 15,136.3451 Redeemable Units of Limited Partnership Interest totaling $14,456,495 which was partially offset by the net income from operations of $9,260,190, coupled with additional sales of 3,155.0830 Redeemable Units of Limited Partnership Interest totaling $2,934,000, and 514.6964 Redeemable Units of Special Limited Partnership Interest totaling $517,496. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by the realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of units and distribution of profits, if any.

For the six months ended June 30, 2008, the Master’s capital increased 5.1% from $213,594,387 to $224,385,869. This increase was attributable to net income from operations of $38,806,255, coupled with the addition of 2,388.8470 Redeemable Units of Limited Partnership Interest totaling $2,934,000, which was partially offset by the redemption of 23,877.3210 Redeemable Units of Limited Partnership Interest totaling $29,433,628, coupled with distribution of interest income to the feeder funds of $1,515,145. Future redemptions can impact the funds available for investments in commodity contract positions in subsequent periods.

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

Investments.  The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2007.

Fair Value Measurements.  The Partnership adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership values investments in master partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investments in the Master reflects its proportional interest in the Master. The Partnership did not directly hold any derivative instruments that are based on quoted prices in active markets for identical assets (Level 1) or unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	6/30/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Investment in Master	$69,678,181	$—	$69,678,181	$—

Total fair value	$69,678,181	$—	$69,678,181	$—

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

Fair Value Measurements.  The Master adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Master considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	6/30/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Forwards	$13,425,242	$—	$13,425,242	$—

Futures	3,202,792	3,202,792	—	—

Total assets	16,628,034	3,202,792	13,425,242	—

Liabilities
Forwards	$11,655,023	$—	$11,655,023	$—

Total liabilities	11,655,023	—	11,655,023	—

Total fair value	$4,973,011	$3,202,792	$1,770,219	$—

Income and Expenses Recognition.  All of the income and expenses and unrealized and realized gains and losses from the commodity transactions of the Master are allocated pro rata among the investors at the time of such determination. The Master’s income and expense recognition is discussed in note 2 of the Master’s notes to the annual financial statements as of December 31, 2007.

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

In 2007, the Partnership adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The Partnership adopted FIN 48 as of January 1, 2008 and the application of this standard did not impact the financial statements.

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

Results of Operations

During the second quarter of 2008, the Partnership’s Net Asset Value per Redeemable Unit increased 6.2% from $946.30 to $1,005.44 as compared to an increase of 22.1% in the same period of 2007. The Partnership experienced a net trading gain before brokerage commissions and related fees allocated from the Master in the second quarter of 2008 of $5,709,592. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, non-U.S. interest rates, indices, metals, and softs and were partially offset by losses in U.S. interest rates, and livestock. The Partnership experienced a net trading gain before brokerage commissions and related fees allocated from the Master in the second quarter of 2007 of $13,155,532. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, livestock and indices and were partially offset by losses in grains, metals and softs.

The second quarter of 2008 presented a highly volatile trading environment as weakness in the credit market continued to weigh on the global economy. Several long-term trends continued as commodity prices reached record territories and inflation concerns troubled federal bankers worldwide. The Partnership was profitable in currencies, energy, grains, soft commodities, global fixed income, metals and stock indices while losses were seen in the U.S. fixed income.

In the currencies sector, gains were recorded in emerging market currencies although relatively smaller losses were recorded in the trading of currencies of developed countries as the U.S. Dollar recovered from the lows established in the first quarter of the year. Preliminary economic data suggested that the U.S. economy was not as bad as was previously perceived. In the energy sector, a long-term bullish trend in crude oil persisted as new record prices continued to be established. The Partnership recorded strong gains in the energy sector by capitalizing on the strong long-term trends across the petroleum complex. In the grains sector, fundamental supply constraints contributed to the record prices as the bullish trend continued. Corn and the soybean complex contributed to the gains. Gains were recorded in global fixed income markets as the international central banks grappled with inflationary pressures and fundamental economic weakness in some sectors. Minor gains were recorded in metals as gains in industrial metals were mostly offset by losses in precious metals. In the stock index futures, reversal of the bearish trend earlier in the quarter contributed to some losses, however, strong gains were recorded in June as the international equity markets went through a massive correction into the bear market territory. In soft commodities, gains in cocoa were offset largely by losses in coffee, cotton and sugar due to corrections in previously established trends.

U.S. fixed income sector recorded losses as the focus of the central bankers shifted from downward pressures to economy to a more hawkish stance towards inflation.

During the Partnership’s six months ended June 30, 2008, the Net Asset Value per Redeemable Unit increased 14.4% from $878.90 to $1,005.44 as compared to an increase of 1.5% in the same period of 2007. The Partnership experienced a net trading gain before brokerage commissions and related fees allocated from the Master in the second quarter of 2008 of $12,034,643. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, indices, livestock, metals and softs. The Partnership experienced a net trading gain before brokerage commissions and related fees allocated from the Master in the six months ended June 30, 2007 of $8,271,979. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, U.S. and non-U.S. interest rates, livestock and indices and were partially offset by losses in energy, grains, metals and softs.

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

Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master, was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place all of the Master’s assets in 90-day Treasury bills and pay the Partnership its allocated share of 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income allocated from the Master for the three and six months ended June 30, 2008 decreased by $384,707 and

$687,178, respectively as compared to the corresponding periods in 2007. The decrease in interest income is primarily due to lower interest rates during the three and six months ended June 30, 2008 as compared to the corresponding periods in 2007.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage commissions for the three and six months ended June 30, 2008 increased by $28,241 and $170,406, respectively as compared to the corresponding periods in 2007. The increase in brokerage commissions is due to higher average adjusted net assets as compared to the corresponding periods in 2007.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2008 increased by $12,447 and $75,506, respectively as compared to the corresponding periods in 2007. The increase in management fees is due to higher average adjusted net assets as compared to the correspondings period in 2007.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and six months ended June 30, 2008 increased by $3,113 and $18,878, respectively as compared to the corresponding periods in 2007. The increase in administrative fees is due to higher average adjusted net assets as compared to the corresponding periods in 2007.

Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. The profit share allocations earned for the three and six months ended June 30, 2008 were $517,496. There were no profit share allocations earned for the three and six months ended June 30, 2007.

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

Value at Risk is a measure of the maximum amount which the Master could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Master’s speculative trading and the recurrence in the markets traded by the Master of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Master’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Master’s losses in any market sector will be limited to Value at Risk or by the Master’s attempts to manage its market risk.

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

The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of June 30, 2008, and the highest, lowest and average values during the three months ended June 30, 2008. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of June 30, 2008, the Master’s total capital was $224,385,869. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

June 30, 2008
(Unaudited)

			Three Months Ended June 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Currencies:
– OTC Contracts	$19,837,251	8.84%	$31,973,478	$18,266,120	$23,671,018
Energy	1,857,150	0.83%	3,930,500	835,225	2,163,498
Grains	1,210,500	0.54%	1,281,500	203,200	547,016
Interest Rates U.S	290,550	0.13%	638,450	31,860	274,967
Interest Rates Non-U.S	1,544,641	0.69%	3,159,901	546,990	1,836,321
Metals:
– Exchange Traded Contracts	64,000	0.03%	490,757	8,000	224,419
– OTC Contracts	776,696	0.34%	884,348	151,086	626,188
Softs	551,391	0.25%	609,596	37,571	440,683
Indices	3,950,381	1.76%	4,517,707	631,538	3,473,498

Total	$30,082,560	13.41%

*	Average month end Values at Risk.

Item 4.	Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Enron

Over the first two quarters of 2008, CGM agreed to settle the following cases, brought by clients of a single law firm in connection with the purchase and holding of Enron securities, and naming Citigroup as a third-party defendant: (1) Ahlich v. Arthur Andersen, L.L.P.; (2) Delgado v. Fastow; (3) Pearson v. Fastow; (4) Rosen v. Fastow; (5) Bullock v. Arthur Andersen, L.L.P.; (6) Choucroun v. Arthur Andersen, L.L.P.; (7) Guy v. Arthur Andersen, L.L.P.; (8) Adams v. Arthur Andersen, L.L.P.; (9) Jose v. Arthur Andersen, L.L.P. and (10) Odam, et al., v. Enron Corp., et al. The amount paid to settle these actions was covered by existing Citigroup litigation reserves.

On May 23, 2008, CGM agreed to settle Silvercreek Management Inc., et al. v. Salomon Smith Barney, Inc., et al., and Silvercreek Management Inc. v. Citigroup Inc., et al., two actions brought by investors in Enron debt securities. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

On July 9, 2008, CGM agreed to settle Public Utility District No. 1 of Snohomish County, Washington v. Citigroup, et al., an action brought by a utility in connection with alleged electricity overcharges by Enron. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

IPO Civil Litigation

On March 26, 2008, the Southern District of New York denied in part and granted in part Defendants’ motions to dismiss the amended complaints in the IPO allocation focus cases.

Subprime Mortgage-Related Litigation

The CGM, among other defendants, filed a motion to dismiss the consolidated amended derivative complaint in the matter In Re Citigroup Inc. Shareholder Derivative Litigation, pending in Delaware Chancery Court, on April 21, 2008.

On June 3, 2008, plaintiffs in In Re American Home Mortgage Securities Litigation, pending in the Eastern District of New York, filed a consolidated amended class action complaint.

On April 11, 2008, plaintiffs in In Re Countrywide Financial Corp. Securities Litigation, pending in the Central District of California, filed a consolidated amended class action complaint. Defendants, including the CGM, filed motions to dismiss on June 10, 2008.

Other Matters

On June 16, 2008, CGM, among other Citigroup related defendants, settled a previously disclosed investigation by the Securities and Exchange Commission arising from the economic and political turmoil in Argentina in the fourth quarter of 2001 and agreed to the entry of a Cease and Desist Order pursuant to Section 21C of the Securities Exchange Act which stated that the defendants violated certain books and records provisions of the Federal securities law by improperly accounting for several Argentina related developments which resulted in an overstatement of after-tax income by $311 million in that quarter. No fine or penalty was imposed and no restatement of prior financial statements was required by the SEC. The defendants consented to the issuance of the Order without admitting or denying the Commission’s findings.

Auction Rate Securities

Several individual and putative class action lawsuits have been filed against CGM related to its marketing, sale and underwriting of auction rate securities (“ARS”). These lawsuits allege, among other things, violations of the federal securities laws, federal investment adviser laws and state common law. Several of the putative class action lawsuits have been consolidated in the Southern District of New York under the caption In Re Citigroup Auction Rate securities Litigation.

On August 7, 2008, CGM reached an agreement in principle with the New York Attorney General, the Securities and Exchange Commission, and other state regulatory agencies regarding marketing and sale of auction rate securities. Among other things, by November 5, 2008, CGM agreed to purchase at par ARS that are not auctioning from all Citigroup individual investors, small institutions and charities that purchased ARS from Citigroup prior to February 11, 2008. CGM also agreed to pay a civil penalty to the New York Attorney General in the amount of $50 million, and a civil penalty to the states in the amount of $50 million.

In addition, the CGM, along with other industry participants, has received subpoenas and/or requests for information from various self regulatory agencies and federal governmental authorities including the SEC, which has issued a formal order of investigation into whether various provisions of the federal securities laws have been violated in connection with the sale of ARS. In addition, the CGM is responding to subpoenas from various state agencies, including those in New York, Texas and Massachusetts.

On May 20, 2008, an investor in Falcon Two, filed a putative class action complaint against Falcon Two and several Citigroup related entities, including CGM, among others, in the Southern District of New York, in an action captioned Ferguson Family Trust v. Falcon.

CGM was named as a defendant in Strategies Two LLC, et al., a case alleging violations of the federal securities laws and Delaware state law in connection with a tender offer for interests in Falcon Two. On June 17, 2008, the Court denied plaintiff’s application for a preliminary injunction.

Several civil litigations have been filed against the CGM and related individuals and entities alleging violations of the federal securities laws and Delaware state law in connection with investments in MAT Five LLC. The putative class action lawsuits have been consolidated in the Southern District of New York under the caption In re MAT Five Securities Litigation. Similar related actions have been filed in California, Delaware and New York state court. The CGM removed the New York state court action to federal court and currently is responding to a motion for a preliminary injunction filed in the Delaware Chancery Court action seeking to enjoin a tender offer interest in MAT Five LLC.

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth under Part  I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and under Part II, Item 1A “Risk Factors” in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

In June 2008, several bills were proposed in the U.S. Congress in response to record energy and agricultural prices. Some of the pending legislation, if enacted, could limit trading by speculators in futures markets. Other potentially adverse regulatory initiatives could develop suddenly and without notice. At this time Management is unable to determine the potential impact on the Partnership.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2008 there were additional sales of 1,655.7989 Redeemable Units of Limited Partnership Interest totaling $1,588,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under section 4(2) of the Securities Act of 1933, as amended and section 506 of Regulation D promulgated thereunder. These units were purchased by accredited investors as defined in Regulation D.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts at the Master level.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
		(b) Average	of Redeemable Units	Redeemable Units that
	(a) Total Number	Price Paid	Purchased as Part	May Yet Be
	of Redeemable	per Redeemable	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Unit*	Plans or Programs	Plans or Programs
April 1, 2008 – April 30, 2008	1,221.3062	$950.16	N/A	N/A
May 1, 2008 – May 31, 2008	202.4520	$974.79	N/A	N/A
June 1, 2008 – June 30, 2008	3,198.5768	$1,005.44	N/A	N/A
	4,622.3350	$989.49	N/A	N/A

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

Date: August 14, 2008

By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director

Date: August 14, 2008