Form 10-Q
period 2008-09-30
CITIGROUP FAIRFIELD FUTURES FUND LP II
filed 2008-11-14
CIK 1276262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2008

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
55 East 59th Street — 10th Floor
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

Yes X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definitions of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes      No X

As of October 31, 2008, 57,828,6742 Limited Partnership Redeemable Units were outstanding.

CITIGROUP FAIRFIELD FUTURES FUND L.P. II

FORM 10-Q

INDEX

PART I - Financial Information:		Page Number

Item 1.	Financial Statements:

	Statements of Financial Condition at September 30, 2008 and December 31, 2007 (unaudited)	3

	Statements of Income and Expenses and Partners’ Capital for the three and nine months ended September 30, 2008 and 2007 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of CMF Graham Master Fund L.P. (unaudited)	5 – 14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 – 18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4T.	Controls and Procedures	20
PART II - Other Information		21 – 24

PART I

Item 1.  Financial Statements

Citigroup Fairfield Futures Fund L.P. II
Statements of Financial Condition
(Unaudited)

	September 30,	December 31,
	2008	2007

Assets:

Investment in Master, at fair value	$61,928,115	$69,459,132
Cash	208,378	165,627
Distribution receivable	44,261	136,665

Total assets	$62,180,754	$69,761,424

Liabilities and Partners’ Capital:

Liabilities:
Accrued expenses:
Brokerage commissions	$233,178	$261,605
Management fees	103,039	115,696
Administrative fees	25,760	28,924
Other	124,066	82,074
Redemptions payable	3,145,550	1,316,737

Total liabilities	3,631,593	1,805,036

Partners’ Capital:
General Partner, 1,250.2679 and 724.0407 Unit equivalents outstanding in 2008 and 2007, respectively	1,187,129	636,359
Special Limited Partner, 614.6964 and 100.0000 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	583,654	87,890
Limited Partners, 59,798.4495 and 76,495.9137 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	56,778,378	67,232,139

Total partners’ capital	58,549,161	67,956,388

Total liabilities and partners’ capital	$62,180,754	$69,761,424

See accompanying notes to financial statements.

Citigroup Fairfield Futures Fund L.P. II
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Income:
Net realized gains (losses) on closed positions allocated from Master	$1,196,824	$(1,830,805)	$11,582,700	$6,814,586
Change in net unrealized gains (losses) on open positions allocated from Master	(3,891,584)	550,383	(2,241,817)	176,971
Interest income allocated from Master	187,302	623,822	670,006	1,793,704
Expenses allocated from Master	(77,861)	(75,006)	(282,623)	(206,615)

Total income (loss)	(2,585,319)	(731,606)	9,728,266	8,578,646

Expenses:
Brokerage commissions	707,884	799,244	2,279,496	2,200,449
Management fees	312,843	353,544	1,007,481	972,676
Administrative fees	78,212	88,386	251,872	243,168
Other	50,065	49,181	146,054	145,499

Total expenses	1,149,004	1,290,355	3,684,903	3,561,792

Net income (loss) before allocation to Special Limited Partner	(3,734,323)	(2,021,961)	6,043,363	5,016,854
Allocation to Special Limited Partner	—	—	(517,496)	—

Net income (loss) after allocation to Special Limited Partner	(3,734,323)	(2,021,961)	5,525,867	5,016,854
Additions — Limited Partners	1,145,000	8,504,000	4,079,000	14,195,000
Additions — General Partner	500,000	—	500,000	—
Additions — Special Limited Partner	—	—	517,496	—
Redemptions — Limited Partners	(5,573,095)	(1,150,674)	(20,029,590)	(8,728,809)

Net increase (decrease) in Partners’ Capital	(7,662,418)	5,331,365	(9,407,227)	10,483,045
Partners’ Capital, beginning of period	66,211,579	66,683,121	67,956,388	61,531,441

Partners’ Capital, end of period	$58,549,161	$72,014,486	$58,549,161	$72,014,486

Net asset Value per Unit (61,663.4138 and 83,782.1510 Units outstanding at September 30, 2008 and 2007, respectively)	$949.50	$859.54	$949.50	$859.54

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(55.94)	$(24.88)	$70.60	$66.02

See accompanying notes to financial statements.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2008
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

At September 30, 2008, the Partnership owned approximately 30.2% of the Master. At December 31, 2007, the Partnership owned approximately 32.5% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Masters’ Statement of Financial Condition, Schedules of Investments and Statements of Income and Expenses and Partner’s Capital, are included herein.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2008 and December 31, 2007 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2008 and 2007. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2007.

  The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from these estimates.
          The Partnership has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale” (“FAS 102”).

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2008
(Unaudited)

The Master’s Statements of Financial Condition and Schedules of Investments as of September 30, 2008 and December 31, 2007 and Statements of Income and Expenses and Partners’ Capital for the three and nine months ended September 30, 2008 and 2007 are presented below:

CMF Graham Capital Master Fund L.P.
Statement of Financial Condition
(Unaudited)

	September 30,	December 31,
	2008	2007

Assets:
Equity in commodity futures trading account:
Cash	$190,959,244	$191,110,075
Cash margin	21,816,249	24,672,137
Net unrealized appreciation on open futures contracts	992,782	278,888
Unrealized appreciation on open forward contracts	18,525,964	6,792,116

	232,294,239	222,853,216
Interest receivable	146,458	424,676

Total assets	$232,440,697	$223,277,892

Liabilities and Partners’ Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$27,355,146	$7,439,350
Accrued expenses:
Professional fees	23,786	24,122
Distribution payable	146,458	424,676
Redemptions payable	—	1,795,357

Total liabilities	27,525,390	9,683,505

Partners’ Capital:
Limited Partners’ Capital, 156,990.7273 and 186,334.8221 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	204,915,307	213,594,387

Total liabilities and partners’ capital	$232,440,697	$223,277,892

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2008
(Unaudited)

CMF Graham Capital Master Fund L.P.
Schedule of Investments
September 30, 2008
(Unaudited)

		% of Partners’
	Fair Value	Capital

Futures Contracts Purchased
Currencies	$(9,820)	(0.01)%
Energy	(157,847)	(0.08)
Grains	(42,675)	(0.02)
Indices	92,025	0.05
Interest Rates Non U.S.	(224,059)	(0.11)
Interest Rates U.S	(189,369)	(0.09)
Softs	(58,225)	(0.03)

Total futures contracts purchased	(589,970)	(0.29)

Futures Contracts Sold
Currencies	5,088	0.00 *
Energy	67,578	0.03
Grains	376,032	0.18
Indices	635,245	0.31
Interest Rates Non-U.S.	(88,277)	(0.04)
Livestock	24,546	0.01
Metals	(3,773)	(0.00)*
Softs	566,313	0.28

Total futures contracts sold	1,582,752	0.77

Net unrealized appreciation on open futures contracts	992,782	0.48

Unrealized Appreciation on Open Forward Contracts
Currencies	17,330,085	8.46
Metals	1,195,879	0.58

Total unrealized appreciation on open forward contracts	18,525,964	9.04

Unrealized Depreciation on Open Forward Contracts
Currencies	(26,650,865)	(13.00)
Metals	(704,281)	(0.34)

Total unrealized depreciation on open forward contracts	(27,355,146)	(13.34)

Total fair value	$(7,836,400)	(3.82)%

*	Due to rounding.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2008
(Unaudited)

CMF Graham Capital Master Fund L.P.
Schedule of Investments
December 31, 2007
(Unaudited)

		% of Partners’
	Fair Value	Capital

Futures Contracts Purchased
Energy	$184,162	0.09%
Grains	219,977	0.10
Indices	8,906	0.00 *
Interest Rates U.S	(2,712)	(0.00)*
Interest Rates Non-U.S	98,371	0.05
Metals	68,690	0.03
Softs	(18,009)	(0.01)

Total futures contracts purchased	559,385	0.26

Futures Contracts Sold
Energy	(76,360)	(0.04)
Indices	31,940	0.02
Interest Rates U.S	(67,681)	(0.03)
Interest Rates Non-U.S	(163,383)	(0.08)
Livestock	11,482	0.01
Softs	(16,495)	(0.01)

Total futures contracts sold	(280,497)	(0.13)

Net unrealized appreciation on open futures contracts	278,888	0.13

Unrealized Appreciation on Open Forward Contracts
Currencies	6,327,560	2.96
Metals	464,556	0.22

Total unrealized appreciation on open forward contracts	6,792,116	3.18

Unrealized Depreciation on Open Forward Contracts
Currencies	(6,976,160)	(3.26)
Metals	(463,190)	(0.22)

Total unrealized depreciation on open forward contracts	(7,439,350)	(3.48)

Total fair value	$(368,346)	(0.17)%

*	Due to rounding

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2008
(Unaudited)

CMF Graham Capital Master Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed positions	$3,975,482	$(5,538,875)	$36,571,783	$22,938,740
Change in net unrealized appreciation (depreciation) on open positions	(12,809,411)	1,402,654	(7,468,054)	(644,433)

Gain (loss) from trading, net	(8,833,929)	(4,136,221)	29,103,729	22,294,307
Interest income	617,423	1,947,985	2,132,568	5,946,883

Total income (loss)	(8,216,506)	(2,188,236)	31,236,297	28,241,190

Expenses:
Brokerage commissions, including clearing fees of $66,881, $64,711, $183,743 and $195,098, respectively	250,384	225,707	880,058	651,936
Professional fees	6,591	9,784	23,465	29,824

Total expenses	256,975	235,491	903,523	681,760

Net income (loss)	(8,473,481)	(2,423,727)	30,332,774	27,559,430
Additions – Limited Partners	2,162,496	8,504,000	5,096,496	20,404,811
Redemptions – Limited Partners	(12,542,154)	(6,606,544)	(41,975,782)	(46,878,249)
Distribution of interest income to feeder funds	(617,423)	(1,947,985)	(2,132,568)	(5,946,883)

Net increase (decrease) in Partners’ Capital	(19,470,562)	(2,474,256)	(8,679,080)	(4,860,891)
Partners’ Capital, beginning of period	224,385,869	224,286,881	213,594,387	226,673,516

Partners’ Capital, end of period	$204,915,307	$221,812,625	$204,915,307	$221,812,625

Net Asset Value per Redeemable Unit of Limited Partnership Interest (156,990.7273 and 200,136.2088 Redeemable Units outstanding at September 30, 2008 and 2007, respectively)	$1,305.27	$1,108.31	$1,305.27	$1,108.31

Net income (loss) per Redeemable Unit of Limited Partnership Interest	$(52.04)	$(11.73)	$171.49	$141.39

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2008
(Unaudited)

2.	Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net realized and unrealized gains (losses) allocated from Master*	$(52.05)	$(26.45)	$88.82	$60.70
Interest income allocated from Master	2.84	7.54	9.39	22.50
Expenses**	(6.73)	(5.97)	(27.61)	(17.18)

Increase (decrease) for the period	(55.94)	(24.88)	70.60	66.02
Net Asset Value per Redeemable Unit, beginning of period	1,005.44	884.42	878.90	793.52

Net Asset Value per Redeemable Unit, end of period	$949.50	$859.54	$949.50	$859.54

* Includes Partnership brokerage commissions and expenses allocated from Master.
** Excludes Partnership brokerage commissions and expenses allocated from Master.

Ratios to average net assets:***
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net investment income (loss) before allocation to Special Limited Partner****	(6.7)%	(4.3)%	(6.7)%	(4.2)%

Operating expenses	7.8%	7.8%	8.1%	7.9%
Allocation to Special Limited Partner	—%	—%	0.8%	—%

Total expenses and allocation to Special Limited Partner	7.8%	7.8%	8.9%	7.9%

Total return:
Total return before allocation to Special Limited Partner	(5.6)%	(2.8)%	9.0%	8.3%
Allocation to Special Limited Partner	—%	—%	(1.0)%	—%

Total return after allocation to Special Limited Partner	(5.6)%	(2.8)%	8.0%	8.3%

***	Annualized (except for allocation to Special Limited Partner, if applicable).

****	Interest income allocated from Master less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2008
(Unaudited)

2.	Financial Highlights (continued):

Financial Highlights of the Master:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net realized and unrealized gains (losses)*	$(55.87)	$(21.37)	$159.11	$112.85
Interest income	3.87	9.69	12.51	28.69
Expenses**	(0.04)	(0.05)	(0.13)	(0.15)

Increase (decrease) for the period	(52.04)	(11.73)	171.49	141.39
Distribution of interest income to feeder funds	(3.87)	(9.69)	(12.51)	(28.69)
Net Asset Value per Redeemable Unit, beginning of period	1,361.18	1,129.73	1,146.29	995.61

Net Asset Value per Redeemable Unit, end of period	$1,305.27	$1,108.31	$1,305.27	$1,108.31

* Includes brokerage commissions.
** Excludes brokerage commissions.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Ratios to average net assets:***
Net investment income (loss) ****	0.7%	3.1%	0.8%	3.3%

Operating expenses	0.5%	0.4%	0.6%	0.4%

Total return	(3.8)%	(1.0)%	15.0%	14.2%

***	Annualized.

****	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

3.	Trading Activities:

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

The customer agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures positions.

All of the commodity interests owned by the Master for the nine months ended September 30, 2008 are held for trading purposes. The average fair value during the nine months ended September 30, 2008 and the year ended December 31, 2007 were $1,630,445 and $4,235,297, respectively. The fair values of these commodity interests, including options thereon, if applicable, at September 30, 2008 and December 31, 2007 were $(7,836,400) and $(368,346), respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2008
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

Fair Value Measurements.  The Partnership adopted Statements of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership values investments in master partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of September 30, 2008, the Partnership did not directly hold any derivative instruments that are based on quoted prices in active markets for identical assets (Level 1) or unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	9/30/2008	Assets (Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$61,928,115	$—	$61,928,115	$—

Total fair value	$61,928,115	$—	$61,928,115	$—

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

Fair Value Measurements.  The Master adopted SFAS No. 157 as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2008
(Unaudited)

apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Master considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). As of September 30, 2008, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	9/30/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Forwards	$18,525,964	$—	$18,525,964	$—

Futures	992,782	992,782	—	—

Total assets	19,518,746	992,782	18,525,964	—

Liabilities
Forwards	$27,355,146	$—	$27,355,146	$—

Total liabilities	27,355,146	—	27,355,146	—

Total fair value	$(7,836,400)	$992,782	$(8,829,182)	$—

5.	Financial Instrument Risks:

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
September 30, 2008
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

As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership does not consider these contracts to be guarantees as described in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees” (“FIN 45”).

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master, distribution receivable and cash. The Master does not engage in sales of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such losses occurred in the third quarter of 2008.

The Partnership’s capital consists of capital contributions of the partners, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2008, Partnership’s capital decreased 13.8% from $67,956,388 to $58,549,161. This decrease was attributable to the redemption of 20,994.6725 Redeemable Units of Limited Partnership Interest totaling $20,029,590, which was partially offset by the net income from operations of $5,525,867, coupled with additional sales of 4,297.2083 Redeemable Units of Limited Partnership Interest totaling $4,079,000, 526.2272 General Partner Unit equivalents totaling $500,000, and 514.6964 Redeemable Units of Special Limited Partnership Interest totaling $517,496. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by the realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of units and distribution of profits, if any.

For the nine months ended September 30, 2008 the Master’s capital decreased 4.1% from $213,594,387 to $204,915,307. This decrease was attributable to the redemption of 33,342.2758 Redeemable Units of Limited Partnership Interest totaling $41,975,782, coupled with distribution of interest income to the feeder funds of $2,132,568, which was partially offset by the net income from operations of $30,332,774, coupled with additional sales of 3,998.1810 Redeemable Units of Limited Partnership Interest totaling $5,096,496. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Critical Accounting Policies

Use of Estimates.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from these estimates.

Investments.  The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2007.

Fair Value Measurements. For disclosures related to fair value measurements pursuant to SFAS 157, refer to note 4 in the notes to financial statements.

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

In 2007, the Partnership adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the nine months ended September 30, 2008 and that no provision for income tax is required in the Partnership's financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2004.

Recent Accounting Pronouncements.  On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The standard expands the disclosure requirements for derivatives and hedged items and has no impact on how the Partnership accounts for derivatives (the Partnership does not have hedged items). Management is evaluating the enhanced disclosure requirements and does not believe that there will be any material impact on the financial statement disclosures.

Results of Operations

During the Partnership’s third quarter of 2008, the Net Asset Value per Redeemable Unit decreased 5.6% from $1,005.44 to $949.50 as compared to a decrease of 2.8% in the third quarter of 2007. The Partnership experienced a net trading loss before brokerage commissions and related fees allocated from the Master in the third quarter of 2008 of $2,694,760. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, non-U.S. interest rates, metals and softs and were partially offset by gains in U.S. interest rates, livestock and indices. The Partnership experience a net trading loss before brokerage commissions and related fees allocated from the Master in the third quarter of 2007 of $1,280,422. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, U.S. and non-U.S. interest rates, livestock and softs and were partially offset by gains in energy, grains, metals and indices.

The third quarter of 2008 presented an extremely volatile trading environment as the credit crisis deepened. Counterparty risk took the center stage as some of the biggest broker-dealers teetered on the edge of bankruptcy. Managed futures, as an asset class, outperformed since counterparty risk is eliminated through exchange cleared trading. The crisis affected various asset classes in different ways. The U.S. Dollar strengthened against most developed country currencies. The fixed income sector experienced tremendous volatility as yield curves rapidly sloped upwards, indicating a strong preference for shorter maturity, less risky government treasuries. Crude oil set the highest exchange listed price of $147 while also dipping below $100 in the quarter. The agricultural sector also reflected a similar sentiment as prices of grains reached record levels earlier in the quarter while dipping to lowest levels for the year as the quarter came to a close. Perhaps, the most visible sentiment of the market was reflected through stock index futures as most indices dropped precipitously. The Partnership was profitable in U.S. fixed income and stock indices while losses were seen in non-U.S. fixed income, currencies, metals, grains, energy and agricultural softs.

In the U.S. fixed income sector, profits were realized as the focus of the U.S. Federal Reserve shifted from inflation to the credit crisis. The Partnership profited from short positions in global stock indices, which cratered to lowest levels in a few years.

In the non-U.S. fixed income sector, the Partnership recorded losses as international interest rates rapidly changed their course as the negative risk to the economies increased dramatically. In the currencies sector, the Partnership realized losses, as the U.S. Dollar grew strong against some of the other developed country currencies. Losses were also seen in emerging market currency trading as some of the emerging economies tipped over from growth regime into inflationary regime and then into a potential recession regime. In the energy sector, long-term bullish trend in crude oil reversed, just as a new exchange listed record price of $147 was set. The Partnership recorded losses in the energy sector due to this sharp reversal, which reflected across the petroleum complex, including natural gas. In the grains sector, losses were registered as prices reversed from record levels at the beginning of the quarter before recovering later. Increased correlation between corn and crude oil prices has been notable in the recent past. Losses were registered in the metals sector as gold prices dropped sharply to the lowest level in the year. Industrial metals also exhibited a sharp reversal. Small losses were seen in the agricultural softs, primarily from cocoa.

During the Partnership’s nine months ended September 30, 2008, the Net Asset Value per Redeemable Unit increased 8.0% from $878.90 to $949.50 as compared to an increase of 8.3% for the nine months ended September 30, 2007. The Partnership experienced a net trading gain before brokerage commissions and related fees allocated from the Master for the nine months ended September 30, 2008 of $9,340,883. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, U.S. interest rates, livestock, softs and indices and primarily offset by losses in non-U.S. interest rates and metals. The Partnership experienced a net trading gain before brokerage commissions and related fees allocated from the Master in the nine months ended September 30, 2007 of $6,991,557. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates and indices and were partially offset by losses in energy, livestock, metals and softs.

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

Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master, was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place all of the Master’s assets in 90-day Treasury bills and pay the Partnership its allocated share of 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income allocated from the Master for the three and nine months ended September 30, 2008 decreased by $436,520 and

$1,123,698, respectively as compared to the corresponding periods in 2007. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three and nine months ended September 30, 2008 as compared to the corresponding periods in 2007.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage commissions for the three months ended September 30, 2008 decreased by $91,360 as compared to the corresponding period in 2007. The decrease in brokerage commissions is due to lower average net assets as compared to the corresponding period in 2007. Brokerage commissions for the nine months ended September 30, 2008 increased by $79,047 as compared to the corresponding period in 2007. The increase in brokerage commissions is due to higher average adjusted net assets as compared to the corresponding period in 2007.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended September 30, 2008 decreased by $40,701 as compared to the corresponding period in 2007. The decrease in management fees is due to lower average net assets as compared to the corresponding period in 2007. Management fees for the nine months ended September 30, 2008 increased by $34,805 as compared to the corresponding period in 2007. The increase in management fees is due to higher average adjusted net assets as compared to the corresponding period in 2007.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three months ended September 30, 2008 decreased by $10,174 as compared to the corresponding period in 2007. The decrease in administrative fees is due to lower average net assets as compared to the corresponding period in 2007. Administrative fees for the nine months ended September 30, 2008 increased by $8,704 as compared to the corresponding period in 2007. The increase in administrative fees is due to higher average adjusted net assets as compared to the corresponding period in 2007.

Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There was no profit share allocation earned for the three months ended September 30, 2008. The profit share allocation earned for the nine months ended September 30, 2008 was $517,496. There were no profit share allocations earned for the three and nine months ended September 30, 2007.

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

The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2008, and the highest, lowest and average values during the three months ended September 30, 2008. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of September 30, 2008, the Master’s total capital was $204,915,307. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

September 30, 2008
(Unaudited)

			Three Months Ended September 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Currencies:
– Exchange Traded Contracts	$18,000	0.01%	$34,000	$4,400	$18,000
– OTC Contracts	9,276,313	4.53%	27,527,348	7,928,147	19,253,186
Energy	1,418,960	0.69%	2,825,275	335,875	1,013,172
Grains	657,800	0.32%	1,045,500	66,550	361,157
Interest Rates U.S	320,600	0.16%	2,381,150	24,412	691,367
Interest Rates Non-U.S	1,150,706	0.56%	3,767,848	461,503	1,814,976
Livestock	21,600	0.01%	21,600	800	10,500
Metals:
– Exchange Traded Contracts	285,250	0.14%	656,500	92,000	245,197
– OTC Contracts	641,670	0.31%	1,415,425	374,315	536,684
Softs	551,663	0.27%	596,579	293,730	480,354
Indices	1,980,731	0.97%	5,270,747	1,227,969	2,934,659

Total	$16,323,293	7.97%

*	Average month end Values at Risk.

Item 4T.	Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as updated by our Quarterly Report on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.
Research Analyst Litigation
On September 30, 2008, the Court of Appeals for the Second Circuit vacated the District Court’s order granting class certification in the matter IN RE SALOMON ANALYST METROMEDIA. Thereafter, on October 1, 2008, the parties reached a settlement pursuant to which Citigroup will pay $35 million to members of the settlement class that purchased or otherwise acquired MFN securities during the class period. The settlement is subject of judicial approval. The proposed settlement amount is covered by existing litigation reserves.
Subprime-Mortgage-Related Litigation
Citigroup Inc., Citigroup Global Markets Inc. and several current and former officers and directors, and numerous other financial institutions, have been named as defendants in a class action lawsuit filed on September 30, 2008, alleging violations of Sections 11, 12 and 15 of the Securities Act of 1933 arising out of offerings of Citigroup securities issued in 2006 and 2007. This action, LOUISIANA SHERIFFS’ PENSION AND RELIEF FUND v. CITIGROUP INC., et al., is currently pending in New York state court.
Citigroup Global Markets Inc., along with numerous other firms, has been named as a defendant in several lawsuits by shareholders of Ambac Financial Group, Inc. for which CGMI underwrote securities offerings. These actions assert that CGMI violated Sections 11 and 12 of the Securities Act of 1933 arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with those offerings. Several of these actions have been consolidated under the caption IN RE AMBAC FINANCIAL GROUP, INC. SECURITIES LITIGATION, pending in the United States District Court for the Southern District of New York, and in which a consolidated amended class action complaint was filed on August 22, 2008.
On September 12, 2008, defendants, including Citigroup Inc. and Citigroup Global Markets Inc., moved to dismiss the complaint in IN RE AMERICAN HOME MORTGAGE SECURITIES LITIGATION.
Auction Rate Securities-Related Litigation
On September 19, 2008, MILLER v. CALAMOS GLOBAL DYNAMIC INCOME FUND, et al., which had been pending in the United States District Court for the Southern District of New York and in which Citigroup Global Markets Inc. had been named as a defendant, was voluntarily dismissed.
On August 25, 2008, Lead Plaintiffs in IN RE CITIGROUP AUCTION RATE SECURITIES LITIGATION, pending in the United States District Court for the Southern District of New York, filed an amended consolidated class action complaint.
Citigroup Inc. and Citigroup Global Markets Inc., along with numerous other financial institutions, have been named as defendants in several lawsuits alleging that defendants artificially restrained trade in the market for auction rate securities in violation of the Sherman Act. These actions are (1) MAYOR AND CITY COUNCIL OF BALTIMORE, MARYLAND v. CITIGROUP INC., et al., and (2) MAYFIELD v. CITIGROUP INC., et al., and both are pending in the United States District Court for the Southern District of New York.
On August 7, 2008, Citigroup reached a settlement with the New York Attorney General, the Securities and Exchange Commission, and other state regulatory agencies, pursuant to which Citigroup agreed to offer to purchase at par ARS that are not auctioning from all Citigroup individual investors, small institutions (as defined by the terms of the settlement), and charities that purchased ARS from Citigroup prior to February 11, 2008. In addition, Citigroup agreed to pay a $50 million fine to the State of New York and a $50 million fine to the other state regulatory agencies.
A consolidated amended class action complaint was filed in IN RE MAT FIVE SECURITIES LITIGATION on October 2, 2008.
On July 21, 2008, the Court approved the voluntary dismissal without prejudice of FERGUSON FAMILY TRUST v. FALCON STRATEGIES TWO LLC, et al.
Citigroup and its administration and investment committees filed a motion to dismiss the purported class action complaint in LEBER v. CITIGROUP, INC., et al., on August 29, 2008. The motion is currently pending.

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth under Part  I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and under Part II, Item 1A “Risk Factors” in the Quarterly Report on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

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

For the three months ended September 30, 2008 there were additional sales of 1,142.1253 Redeemable Units of Limited Partnership Interest totaling $1,145,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under section 4(2) of the Securities Act of 1933, as amended and section 506 of Regulation D promulgated thereunder. These units were purchased by accredited investors as defined in Regulation D.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options and forwards contracts at the Master level.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
		(b) Average	of Redeemable Units	Redeemable Units that
	(a) Total Number	Price Paid	Purchased as Part	May Yet Be
	of Redeemable	per Redeemable	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Unit*	Plans or Programs	Plans or Programs
July 1, 2008 – July 31, 2008	1,727.2384	$963.39	N/A	N/A
August 1, 2008 – August 31, 2008	818.2399	$933.15	N/A	N/A
September 1, 2008 – September 30, 2008	3,312.8491	$949.50	N/A	N/A
	5,858.3274	$951.31	N/A	N/A

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

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2007 and quarterly report on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

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

Date: November 14, 2008

By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director

Date: November 14, 2008