Form 10-Q
period 2009-03-31
CITIGROUP FAIRFIELD FUTURES FUND LP II
filed 2009-05-15
CIK 1276262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2009

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

Yes X    No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes      No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer X	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes      No X

As of April 30, 2009, 40,941.4935 Limited Partnership Redeemable Units were outstanding.

CITIGROUP FAIRFIELD FUTURES FUND L.P. II

FORM 10-Q

INDEX

PART I - Financial Information:		Page Number

Item 1.	Financial Statements:

	Statements of Financial Condition at March 31, 2009 and December 31, 2008 (unaudited)	3

	Statements of Income and Expenses and Partners’ Capital for the three months ended March 31, 2009 and 2008 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of CMF Graham Capital Master Fund L.P. (unaudited)	5 – 14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 – 18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4T.	Controls and Procedures	20

PART II - Other Information		21 – 24

PART I

Item 1.  Financial Statements

Citigroup Fairfield Futures Fund L.P. II
Statements of Financial Condition
(Unaudited)

	March 31,	December 31,
	2009	2008
Assets:
Investment in Master, at fair value	$46,004,490	$60,716,373
Cash	158,915	171,400

Total assets	$46,163,405	$60,887,773

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$173,113	$228,329
Management fees	76,524	100,972
Administrative fees	19,131	25,243
Other	75,932	76,417
Redemptions payable	1,106,294	7,655,240

Total liabilities	1,450,994	8,086,201

Partners’ Capital:
General Partner, 1,250.2679 Unit equivalents outstanding at March 31, 2009 and December 31, 2008	1,308,068	1,345,551
Special Limited Partner, 383.0308 and 1,544.1797 Redeemable Units of Limited Partnership Interest outstanding at March 31, 2009 and December 31, 2008, respectively	400,738	1,661,862
Limited Partners, 41,103.5645 and 46,268.2719 Redeemable Units of Limited Partnership Interest outstanding at March 31, 2009 and December 31, 2008, respectively	43,003,605	49,794,159

Total partners’ capital	44,712,411	52,801,572

Total liabilities and partners’ capital	$46,163,405	$60,887,773

See accompanying notes to financial statements.

Citigroup Fairfield Futures Fund L.P. II
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Income:
Net realized gains (losses) on closed contracts allocated from Master	$209,572	$6,045,042
Change in net unrealized gains (losses) on open contracts allocated from Master	(585,551)	281,009
Interest Income allocated from Master	10,591	296,413
Expenses allocated from Master	(31,830)	(96,934)

Total income (loss)	(397,218)	6,525,530

Expenses:
Brokerage commissions	558,746	811,981
Management fees	247,032	359,157
Administrative fees	61,758	89,789
Other	33,501	47,029

Total expenses	901,037	1,307,956

Net income (loss) before allocation to Special Limited Partner	(1,298,255)	5,217,574
Allocation to Special Limited Partner	—	—

Net income (loss) after allocation to Special Limited Partner	(1,298,255)	5,217,574
Additions — Limited Partners	605,000	1,346,000
Redemptions — Limited Partners	(6,145,906)	(9,882,734)
Redemptions — Special Limited Partner	(1,250,000)	—

Net increase (decrease) in Partners’ Capital	(8,089,161)	(3,319,160)
Partners’ Capital, beginning of period	52,801,572	67,956,388

Partners’ Capital, end of period	$44,712,411	$64,637,228

Net Asset Value per Unit (42,736.8632 and 68,305.2284 Units outstanding at March 31, 2009 and 2008, respectively)	$1,046.23	$946.30

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(29.98)	$67.40

See accompanying notes to financial statements.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2009
(Unaudited)

1.	General:

Citigroup Fairfield Futures Fund L.P. II (the “Partnership”) is a limited partnership which was organized on December 18, 2003 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The Partnership commenced trading operations on March 15, 2004. The commodity interests that are traded by the Master (as defined below) are volatile and involve a high degree of market risk.

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

On January 13, 2009, Citigroup and Morgan Stanley (“MS”) announced a joint venture (“JV”) that will combine the Global Wealth Management platform of MS with the Smith Barney, Quilter and Australia private client networks. Citigroup will sell 100% of these businesses to Morgan Stanley in exchange for a 49% stake in the JV and an estimated $2.7 billion of cash at closing. At the time of the announcement, the estimated pretax gain was $9.5 billion ($5.8 billion after-tax), based on valuations performed at that time. Since the actual gain that will be recorded is dependent upon the value of the JV on the date the transaction closes, it may differ from the estimated amount. The transaction is anticipated to close no later than third quarter of 2009. It is anticipated that Citigroup will continue to support the clearing and settling of the JV activities for a period of between two to three years.

On June 1, 2006, the Partnership allocated substantially all of its capital to the CMF Graham Capital Master Fund L.P. (the “Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 74,569.3761 Redeemable Units of the Master with cash of $75,688,021. The Master was formed in order to permit accounts managed by Graham Capital Management L.P. (“Graham” or the “Advisor”) using the Multi-Trend Program at 125% leverage, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. In addition, the Advisor is a special limited partner (the “Special Limited Partner”) of the Partnership. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The Master’s commodity broker is CGM. The General Partner and the Advisor believe that trading through this master-feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

At March 31, 2009, the Partnership owned approximately 24.3% of the Master. At December 31, 2008, the Partnership owned approximately 27.1% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Masters’ Statements of Financial Condition, Schedules of Investments and Statements of Income and Expenses and Partner’s Capital, are included herein.

The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2009 and December 31, 2008 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2009 and 2008. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2008.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

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

Certain prior period amounts have been reclassified to conform to current year presentation.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2009
(Unaudited)

The Master’s Statements of Financial Condition and Schedules of Investments as of March 31, 2009 and December 31, 2008 and Statements of Income and Expenses and Partners’ Capital for the three months ended March 31, 2009 and 2008 are presented below:

CMF Graham Capital Master Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31,	December 31,
	2009	2008
Assets:
Equity in trading account:
Cash	$170,320,560	$214,551,266
Cash margin	20,769,460	9,073,580
Net unrealized appreciation on open futures contracts	377,018	1,162,793

Total assets	$191,467,038	$224,787,639

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$1,891,963	$279,957
Accrued expenses:
Professional fees	12,599	16,740

Total liabilities	1,904,562	296,697

Partners’ Capital:
General Partner, 0.0000 Unit equivalents at March 31, 2009 and December 31, 2008	—	—
Limited Partners’ Capital, 125,235.7645 and 146,784.8652 Redeemable Units of Limited Partnership Interest outstanding at March 31, 2009 and December 31, 2008, respectively	189,562,476	224,490,942

Total liabilities and partners’ capital	$191,467,038	$224,787,639

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2009
(Unaudited)

CMF Graham Capital Master Fund L.P.
Schedule of Investments
March 31, 2009
(Unaudited)

	Notional ($)/
	Number of			% of Partners’
	Contracts	Fair Value		Capital
Futures Contracts Purchased
Currencies	26	$(15,885)		(0.01)%
Energy	79	(126,502)		(0.06)
Grains	68	38,203		0.02
Indices	5	(2,855)		(0.00)*
Interest Rates U.S.	1,040	449,152		0.24
Interest Rates Non-U.S.	3,168	818,773		0.43
Metals	23	(70,025)		(0.04)
Softs	189	(31,489)		(0.02)

Total futures contracts purchased		1,059,372		0.56

Futures Contracts Sold
Energy	212	272,590		0.14
Grains	199	(258,004)		(0.14)
Indices	577	(522,031)		(0.28)
Interest Rates Non-U.S.	187	(7,721)		(0.00)*
Livestock	66	152		0.00 *
Metals	3	(5,887)		(0.00)*
Softs	58	(161,453)		(0.08)

Total futures contracts sold		(682,354)		(0.36)

Net unrealized appreciation on open futures contracts		377,018	**	0.20

Unrealized Appreciation on Open Forward Contracts
Currencies	266,444,198	4,978,282		2.63
Metals	167	483,437		0.25

Total unrealized appreciation on open forward contracts		5,461,719		2.88

Unrealized Depreciation on Open Forward Contracts
Currencies	287,343,517	(6,498,341)		(3.43)
Metals	194	(855,341)		(0.45)

Total unrealized depreciation on open forward contracts		(7,353,682)		(3.88)

Net unrealized depreciation on open forward contracts		(1,891,963	)***	(1.00)

Total fair value		$(1,514,945)		(0.80)%

*	Due to rounding.

**	This amount is included in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

***	This amount is included in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2009
(Unaudited)

CMF Graham Capital Master Fund L.P.
Schedule of Investments
December 31, 2008
(Unaudited)

	Notional ($)/
	Number of			% of Partners’
	Contracts	Fair Value		Capital

Futures Contracts Purchased
Currencies	14	$1,840		0.00%*
Energy	96	325,615		0.15
Grains	52	13,370		0.01
Indices	5	(19,645)		(0.01)
Interest Rates U.S.	564	507,653		0.23
Interest Rates Non-U.S.	1,235	947,609		0.42
Metals	52	33,132		0.01
Softs	13	3,251		0.00 *

Total futures contracts purchased		1,812,825		0.81

Futures Contracts Sold
Currencies	14	8,038		0.00 *
Energy	159	(266,237)		(0.12)
Grains	53	(207,227)		(0.09)
Indices	87	(86,831)		(0.04)
Interest Rates Non-U.S.	17	(9,163)		(0.00)*
Livestock	11	25,220		0.01
Metals	16	(35,970)		(0.02)
Softs	99	(77,862)		(0.03)

Total futures contracts sold		(650,032)		(0.29)

Net unrealized appreciation on open futures contracts		1,162,793	**	0.52

Unrealized Appreciation on Open Forward Contracts
Currencies	87,112,212	2,398,640		1.07
Metals	59	297,268		0.13

Total unrealized appreciation on open forward contracts		2,695,908		1.20

Unrealized Depreciation on Open Forward Contracts
Currencies	86,429,816	(2,764,819)		(1.23)
Metals	96	(211,046)		(0.10)

Total unrealized depreciation on open forward contracts		(2,975,865)		(1.33)

Net unrealized depreciation on open forward contracts		(279,957	)***	(0.13)

Total fair value		$882,836		0.39%

*	Due to rounding.

**	This amount is included in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

***	This amount is included in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2009
(Unaudited)

CMF Graham Capital Master Fund L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$1,019,322	$18,610,297
Change in net unrealized gains (losses) on open contracts	(2,397,781)	908,234

Gain (loss) from trading, net	(1,378,459)	19,518,531
Interest income	44,764	914,047

Total income (loss)	(1,333,695)	20,432,578

Expenses:
Clearing fees	124,195	290,273
Professional fees	8,055	8,437

Total expenses	132,250	298,710

Net income (loss)	(1,465,945)	20,133,868
Additions — Limited Partners	1,605,319	1,346,000
Redemptions — Limited Partners	(35,023,076)	(8,630,020)
Distribution of interest income to feeder funds	(44,764)	(914,047)

Net increase (decrease) in Partners’ Capital	(34,928,466)	11,935,801
Partners’ Capital, beginning of period	224,490,942	213,594,387

Partners’ Capital, end of period	$189,562,476	$225,530,188

Net Asset Value per Redeemable Unit (125,235.7645 and 180,162.0583 Redeemable Units outstanding at March 31, 2009 and 2008, respectively)	$1,513.64	$1,251.82

Net income (loss) per Redeemable Unit of Limited Partnership Interest	$(15.41)	$110.54

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2009
(Unaudited)

2.	Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended
	March 31,
	2009	2008

Net realized and unrealized gains (losses)*	$(22.81)	$70.01
Interest income	0.24	3.82
Expenses**	(7.41)	(6.43)

Increase (decrease) for the period	(29.98)	67.40
Net Asset Value per Redeemable Unit, beginning of period	1,076.21	878.90

Net Asset Value per Redeemable Unit, end of period	$1,046.23	$946.30

* Includes Partnership brokerage commissions and expenses allocated from Master.
** Excludes Partnership brokerage commissions and expenses allocated from Master.

	Three Months Ended
	March 31,
	2009	2008

Ratios to average net assets:***
Net investment income (loss) before allocation to Special Limited Partner****	(7.7)%	(6.5)%

Operating expenses	7.8%	8.3%
Allocation to Special Limited Partner	—%	—%

Total expenses and allocation to Special Limited Partner	7.8%	8.3%

Total return:
Total return before allocation to Special Limited Partner	(2.8)%	7.7%
Allocation to Special Limited Partner	—%	—%

Total return after allocation to Special Limited Partner	(2.8)%	7.7%

***	Annualized (except for allocation to Special Limited Partner, if applicable).

****	Interest income allocated from Master less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2009
(Unaudited)

2.	Financial Highlights (continued):

Financial Highlights of the Master:

	Three Months Ended
	March 31,
	2009		2008

Net realized and unrealized gains (losses)*	$(15.69)		$105.57
Interest income	0.34		5.01
Expenses**	(0.06)		(0.04)

Increase (decrease) for the period	(15.41)		110.54
Distribution of interest income to feeder funds	(0.34)		(5.01)
Net Asset Value per Redeemable Unit, beginning of period	1,529.39		1,146.29

Net Asset Value per Redeemable Unit, end of period	$1,513.64		$1,251.82

* Includes brokerage commissions.
** Excludes brokerage commissions.
	Three Months Ended
	March 31,
	2009		2008

Ratios to average net assets:***
Net investment income (loss) ****	(0.2	) %	1.1%

Operating expenses	0.3%		0.5%

Total return	(1.0)%		9.6%

***	Annualized.

****	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

3.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests substantially all of its assets through a “master/feeder” structure. The Partnership’s pro-rata share of the results of the Master’s trading activities are shown in the Statements of Income and Expenses and Partners’ Capital.

The customer agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN No. 39”) have been met.

All of the commodity interests owned by the Master are held for trading purposes. The average fair values of these interests during the three and twelve months ended March 31, 2009 and December 31, 2008, were $736,224 and $1,746,353 respectively. The fair values of these commodity interests, including options thereon, if applicable, at March 31, 2009 and December 31, 2008 were $(1,514,945) and $882,836, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2009
(Unaudited)

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

The Master adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Partners’ Capital. The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2009.

March 31, 2009
Sector	Gain (loss) from trading
Currencies	$(1,441,645)
Energy	715,890
Grains	(512,858)
Indices	929,326
Interest Rates U.S.	(602,408)
Interest Rates Non-U.S.	877,979
Livestock	125,556
Softs	(443,193)
Metals	(1,027,106)

Total	$(1,378,459)

4.	Fair Value Measurement:

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
The Partnership values investment in Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of March 31, 2009, the Partnership did not hold any derivative instruments that are based on quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	3/31/2009	Assets (Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$46,004,490	$—	$46,004,490	$—

Total fair value	$46,004,490	$—	$46,004,490	$—

Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Partners’ Capital.

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2009
(Unaudited)
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
          The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of March 31, 2009, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	3/31/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$377,018	$377,018	$—	$—

Total assets	377,018	377,018	—	—

Liabilities
Forwards	$1,891,963	$371,904	$1,520,059	$—

Total liabilites	1,891,963	371,904	1,520,059	—

Total fair value	$(1,514,945)	$5,114	$(1,520,059)	$—

5.	Financial Instrument Risks:
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

Citigroup Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2009
(Unaudited)
     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master have credit risk and concentration risk as the sole counterparty or broker with respect to the Partnership’s/Master’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Partnership’s/Master’s counterparty is an exchange or clearing organization.
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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such losses occurred in the first quarter of 2009.

The Partnership’s capital consists of capital contributions of the partners, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2009, Partnership capital decreased 15.3% from $52,801,572 to $44,712,411. This decrease was attributable to a net loss from operations of $1,298,255, coupled with the redemption of 5,724.6006 Redeemable Units of Limited Partnership Interest totaling $6,145,906 and 1,161.1489 Redeemable Units of Special Limited Partnership Interest totaling $1,250,000, which was partially offset by additional sales of 559.8932 Redeemable Units of Limited Partnership Interest totaling $605,000. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Units and distribution of profits, if any.
For the three months ended March 31, 2009, the Master’s capital decreased 15.6% from $224,490,942 to $189,562,476. This decrease was attributable to a net loss from operations of $1,510,709, coupled with the redemption of 22,594.5378 Redeemable Units of Limited Partnership Interest totaling $35,023,076 and distribution of interest income to feeder funds totaling $44,764, which was partially offset by additional sales of 1,045.4371 Redeemable Units of Limited Partnership Interest totaling $1,605,319. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Critical Accounting Policies

Use of Estimates. The preparation of financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

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

The Partnership values investments in master partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of March 31, 2009, the Partnership did not hold any derivative instruments that are are based on quoted prices in active markets for identical assets (level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of March 31, 2009, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

       Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Partners’ Capital.
       Forward Foreign Currency Contracts. Foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses and Partners’ Capital.
       London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of Aluminum, Copper, Lead, Nickel, Tin or Zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Partners’ Capital.
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
       Recent Accounting Pronouncements. In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP”). The FSP reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The application of the FSP is required for interim and annual reporting periods ending after June 15, 2009. Management believes that the adoption of the FSP will have no effect on the Partnership’s Financial Statements.

Results of Operations
       During the Partnership’s first quarter of 2009, the Net Asset Value per Redeemable Unit decreased 2.8% from $1,076.21 to $1,046.23 as compared to an increase of 7.7% in the first quarter of 2008. The Partnership experienced a net trading loss before brokerage commissions and related fees allocated from the Master in the first quarter of 2009 of $375,979. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, grains, U.S. interest rates, metals and softs and were partially offset by gains in energy, non-U.S. interest rates, livestock and indices. The Partnership experience a net trading gain before brokerage commissions and related fees allocated from the Master in the first quarter of 2008 of $6,326,051. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, U.S. interest rates, livestock, metals, softs, and indices and were partially offset by losses in non-U.S. interest rates.

     The first quarter of 2009 presented a challenging trading environment with non-directional volatility in several markets. Some of the trends that were established last year, continued into the first quarter of 2009 before reversing later in the quarter. In general, markets were trend-less with relatively high volatility. The Master was profitable in energy, non-U.S. interest rates, livestock and stock indices while losses were seen in currencies, grains, U.S. interest rates, metals and agricultural softs.
     In the energy sector, the Master recorded gains as the bearish trend across the petroleum complex continued into the New Year. In the crude oil market, contango spread widened to historic levels indicating that the excess supply in the market was being pushed into storage. The bearish trend was also prominent in natural gas. Modest gains were recorded in non-U.S. fixed income mostly from the shorter end of the yield curve. Modest gains were seen in the equity indices as the global equity markets remained volatile. Equity markets seemed to stabilize coming into the New Year but then registered some of the biggest losses in February before posting a recovery in March.
     In the currencies, the Master registered losses as the currency markets remained volatile and trend-less. In general, Euro and Swiss Franc weakened against the U.S. Dollar driven by the weak fundamentals in the European region. British Pound remained range bound while Japanese Yen reversed the previous trend and weakened against the U.S. Dollar. In the U.S. fixed income sector, the Master registered losses as the interest rates seemed to bottom-out during the quarter and reversed their trends briefly. However the massive Treasury Bond purchase program announced by the U.S. Federal Reserve reinforced the trend of increasing bond prices. In the grains and agricultural softs sectors, the Master registered losses as most of the products remained trendless and volatile. Some of the major losses in these sectors came from corn and coffee. In the metals sector, industrial metals reversed their previously established strong bearish trend as bullish trend seemed to appear during the quarter. Precious metals exhibited bullish trend in the early part of quarter but reversed massively in the later part of the quarter causing the Master to record losses.

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

Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master, was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place all of the Master’s assets in 90-day Treasury bills and pay the Partnership its allocated share of 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income allocated from the Master for the three months ended March 31, 2009 decreased by $285,822 respectively as compared to the corresponding period in 2008. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three months ended March 31, 2009 as compared to the corresponding period in 2008.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage commissions for the three months ended March 31, 2009 decreased by $253,235 as compared to the corresponding period in 2008. The decrease in brokerage commissions is due to lower average net assets as compared to the corresponding period in 2008.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2009 decreased by $112,125 as compared to the corresponding period in 2008. The decrease in management fees is due to lower average net assets as compared to the corresponding period in 2008.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three months ended March 31, 2009 decreased by $28,031 as compared to the corresponding period in 2008. The decrease in administrative fees is due to lower average net assets as compared to the corresponding period in 2008.

Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no profit share allocations earned for the three months ended March 31, 2009 and 2008. The Advisor will not be paid a profit share allocation until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Market movements result in frequent changes in the fair market value of the Master’s open positions and, consequently, its earnings and cash balances. The Master’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Master’s open positions and the liquidity of the markets in which it trades.

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

The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2009, and the highest, lowest and average values during the three months ended March 31, 2009. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of March 31, 2009, the Master’s total capitalization was $189,562,476. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.

March 31, 2009
(Unaudited)

			Three Months Ended March 31, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Currencies	$5,819,619	3.07%	$5,819,619	$1,740,029	$4,590,415
Energy	767,264	0.41%	1,948,078	404,590	1,181,169
Grains	260,350	0.14%	1,104,100	96,550	396,717
Interest Rates U.S.	1,119,000	0.59%	1,747,200	603,500	877,800
Interest Rates Non-U.S.	2,722,929	1.44%	4,533,977	1,209,514	3,472,743
Livestock	79,200	0.04%	85,200	13,200	70,000
Metals	340,430	0.18%	1,094,881	297,478	690,713
Softs	387,238	0.20%	438,132	190,202	322,248
Indices	3,172,302	1.67%	10,175,633	623,680	5,009,127

Total	$14,668,332	7.74%

*   Average month end Values at Risk.

Item 4T.	Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There are no material legal proceedings pending against the Partnership or the General Partner.
Enron-Related Civil Actions
        In April 2009, the parties in DK Acquisition Partners, L.P., et al. v. J.P. Morgan Chase & Co., et al., and Avenue Capital Management II, L.P., et al. v. J.P. Morgan Chase & Co., et al., reached agreements in principle to settle these actions. The actions, which were commenced separately but were consolidated and pending trial, were brought against Citigroup and its affiliates, and J.P. Morgan Chase and its affiliates, in their capacity as co-agents on certain Enron revolving credit facilities.
Research Analyst Litigation
        On February 27, 2009, the United States District Court for the Southern District of New York approved the class action settlement in the matter In Re Salomon Analyst Metromedia Litigation, and entered a final judgment dismissing the action with prejudice.
Subprime-Mortgage-Related Litigation and Other Matters
        On March 13, 2009, defendants filed motions to dismiss the complaints in In Re Citigroup Inc. Bond Litigation.
        On March 13 and 16, 2009, two cases were filed in the United States District Court for the Southern District of New York alleging violations of the Securities Act of 1933—Buckingham v. Citigroup Inc., et al. and Chen v. Citigroup Inc., et al. and were later designated as related to In Re Citigroup Inc. Bond Litigation. On April 9, 2009, another case asserting violations of the Securities Act of 1933—Pellegrini v. Citigroup Inc., et al.—was filed in the United Stated District Court for the Southern District of New York and the parties have jointly requested that the Pellegrini action be designated as related to In Re Citigroup Inc. Bond Litigation.
        On March 23, 2009, a case was filed in the United States District Court for the Southern District of California alleging violations of both the Securities Act of 1933 and the Securities Exchange Act of 1934—Brecher v. Citigroup Inc., et al. On April 16, 2009, Citigroup filed a motion before the Judicial Panel on Multidistrict Litigation for transfer of the Brecher action to the Southern District of New York for coordinated pre-trial proceedings with In Re Citigroup Inc. Bond Litigation.
        Citigroup and certain of its affiliates are subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to subprime mortgage—related activities. Citigroup and its affiliates are cooperating fully and are engaged in discussions on these matters.
Auction Rate Securities
        Beginning in March 2008, Citigroup, its affiliates and certain current and former officers, directors, and employees, have been named as defendants in several individual and putative class action lawsuits related to Auction Rate Securities (“ARS”). The putative securities class actions have been consolidated in the United States District Court for the Southern District of New York as In Re Citigroup Inc. Auction Rate Securities Litigation. Several individual ARS actions also have been filed in state and federal courts, asserting, among other things, violations of federal and state securities laws. Citigroup has moved the Judicial Panel on Multidistrict Litigation to transfer all of the individual ARS actions pending in federal court to the Southern District of New York for consolidation or coordination with In Re Citigroup Inc. Auction Rate Securities Litigation.
        On January 15, 2009, defendants filed motions to dismiss the complaints in Mayor & City Council Of Baltimore, Maryland v. Citigroup Inc., et al. and Mayfield v. Citigroup Inc., et al.

Other Matters
         On December 4, 2008, defendants filed a motion in the United States District Court for the Southern District of New York to dismiss the complaint in In re MAT Five Securities Litigation, which was brought by investors in MAT Five LLC. On February 2, 2009, lead plaintiffs informed the court they intended to dismiss voluntarily this action in light of the settlement in Marie Raymond Revocable Trust, et al. v. MAT Five LLC, et al. in the Delaware Chancery Court, which is currently being appealed. On April 16, 2009, lead plaintiffs requested that the action be stayed pending the outcome of the appeal in the Delaware case.
        On January 9, 2009, plaintiff filed a motion to remand Puglisi v. Citigroup Alternative Investments LLC, et al., which was previously consolidated with In Re MAT Five Securities Litigation, to New York Supreme Court, after defendants had removed it to the United States District Court for the Southern District of New York. A settlement of Goodwill v. MAT Five LLC, et al. was approved by the United States District Court for the Southern District of New York, and this action was dismissed on March 12, 2009. An appeal from the Delaware Chancery Court’s judgment approving the settlement in Marie Raymond Revocable Trust, et al. v. MAT Five LLC, et al was filed by objectors on January 14, 2009. Defendants removed the putative class action, ECA Acquisitions, Inc. et al. v. MAT Three LLC, et al., filed by investors in MAT One LLC, MAT Two LLC, and MAT Three LLC, to the United States District Court for the Southern District of New York on January 21, 2009. Plaintiffs’ motion for remand, filed on February 27, 2009, is currently pending. On February 3, 2009, investors in MAT Five LLC filed the action Hahn, et al. v. Citigroup Inc., et al, against Citigroup and related entities in New York Supreme Court. On April 9, 2009, defendants moved in the Delaware Chancery Court for an order enforcing the Marie Raymond Revocable Trust settlement and enjoining plaintiffs from pursuing this action in New York Supreme Court. On April 15, 2009, defendants filed a motion in New York Supreme Court to dismiss this action. Citigroup and certain of its affiliates are also subject to investigations, subpoenas and/or requests for information from various governmental and self-regulatory agencies relating to the marketing and management of the Falcon and ASTA/MAT funds. Citigroup and its affiliates are cooperating fully on these matters.
        Certain Citigroup subsidiaries served as a distributor of notes issued and guaranteed by Lehman Brothers to retail customers outside the United States. Following the bankruptcy of Lehman Brothers, numerous retail customers have filed, and threatened to file, claims for the loss in value of those investments. In addition, a Public Prosecutor in Belgium has begun a criminal investigation. Citigroup is cooperating fully with the Belgian Public Prosecutor as well as with various other regulatory authorities outside the United States who continue to show an interest in Citigroup’s role in the distribution of Lehman notes. In March 2009, the Ministry of Development in Greece imposed a $1.3 million fine for alleged violations of the Greek Consumer Protection Act, which Citigroup intends to appeal.

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth under Part  I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2009 there were additional sales of 559.8932 Redeemable Units of Limited Partnership Interest totaling $605,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under section 4(2) of the Securities Act of 1933, as amended and section 506 of Regulation D promulgated thereunder. These units were purchased by accredited investors as defined in Regulation D.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options, forwards and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
		(b) Average	of Redeemable Units	Redeemable Units that
	(a) Total Number	Price Paid	Purchased as Part	May Yet Be
	of Redeemable	per Redeemable	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Unit*	Plans or Programs	Plans or Programs
January 1, 2009 – January 31, 2009	3,314.2494	$1,076.52	N/A	N/A
February 1, 2009 – February 28, 2009	1,352.9408	$1,087.82	N/A	N/A
March 1, 2009 – March 31, 2009	1,057.4104	$1,046.23	N/A	N/A
	5,724.6006	$1,073.60	N/A	N/A

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

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2008.

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

Date: May 15, 2009

By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director

Date: May 15, 2009