Form 10-Q
period 2009-09-30
FAIRFIELD FUTURES FUND LP II
filed 2009-11-16
CIK 1276262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2009

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to           .

Commission File Number 000-51282

FAIRFIELD FUTURES FUND L.P. II
(Exact name of registrant as specified in its charter)

New York	56-2421596

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Ceres Managed Futures LLC
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

Yes      No X

As of October 31, 2009, 38,854.6617 Limited Partnership Redeemable Units were outstanding.

FAIRFIELD FUTURES FUND L.P. II

FORM 10-Q

3.2(a) Certificate of Amendment to the Certificate of Limited Partnership, dated September 21, 2005
3.2(b) Certificate of Amendment to the Certificate of Limited Partnership, dated September 19, 2008
10.2 Form of Subscription Agreement
31.1 Certification
31.2 Certification
32.1 Certification
32.2 Certification

PART I

Item 1.  Financial Statements

Fairfield Futures Fund L.P. II
Statements of Financial Condition
(Unaudited)

	September 30,	December 31,
	2009	2008
Assets:
Investment in Master, at fair value	$43,660,589	$60,716,373
Cash	99,393	171,400

Total assets	$43,759,982	$60,887,773

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$164,100	$228,329
Management fees	72,629	100,972
Administrative fees	18,157	25,243
Other	18,641	76,417
Redemptions payable	151,782	7,655,240

Total liabilities	425,309	8,086,201

Partners’ Capital:
General Partner, 1,250.2679 Unit equivalents outstanding at September 30, 2009 and December 31, 2008	1,353,578	1,345,551
Special Limited Partner, 442.4015 and 1,544.1797 Redeemable Units of Limited Partnership Interest outstanding at September 30, 2009 and December 31, 2008, respectively	478,957	1,661,862
Limited Partners, 38,334.6890 and 46,268.2719 Redeemable Units of Limited Partnership Interest outstanding at September 30, 2009 and December 31, 2008, respectively	41,502,138	49,794,159

Total partners’ capital	43,334,673	52,801,572

Total liabilities and partners’ capital	$43,759,982	$60,887,773

See accompanying notes to financial statements.

Fairfield Futures Fund L.P. II
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Income:
Net realized gains (losses) on closed contracts allocated from Master	$2,388,238	$1,196,824	$2,087,765	$11,582,700
Change in net unrealized gains (losses) on open contracts allocated from Master	1,366,465	(3,891,584)	741,038	(2,241,817)
Interest income allocated from Master	9,332	187,302	28,752	670,006
Expenses allocated from Master	(54,634)	(77,861)	(129,505)	(282,623)

Total income (loss)	3,709,401	(2,585,319)	2,728,050	9,728,266

Expenses:
Brokerage commissions	490,169	707,884	1,543,758	2,279,496
Management fees	216,968	312,843	682,783	1,007,481
Administrative fees	54,242	78,212	170,695	251,872
Other	35,694	50,065	97,945	146,054

Total expenses	797,073	1,149,004	2,495,181	3,684,903

Net income (loss) before allocation to Special Limited Partner	2,912,328	(3,734,323)	232,869	6,043,363
Allocation to Special Limited Partner	(64,276)	—	(64,276)	(517,496)

Net income (loss) after allocation to Special Limited Partner	2,848,052	(3,734,323)	168,593	5,525,867
Additions — Limited Partners	1,155,000	1,145,000	2,401,000	4,079,000
Additions — General Partner	—	500,000	—	500,000
Additions — Special Limited Partner	64,276	—	64,276	517,496
Redemptions — Limited Partners	(2,390,685)	(5,573,095)	(10,850,768)	(20,029,590)
Redemptions — Special Limited Partner	—	—	(1,250,000)	—

Net increase (decrease) in Partners’ Capital	1,676,643	(7,662,418)	(9,466,899)	(9,407,227)
Partners’ Capital, beginning of period	41,658,030	66,211,579	52,801,572	67,956,388

Partners’ Capital, end of period	$43,334,673	$58,549,161	$43,334,673	$58,549,161

Net Asset Value per Unit (40,027.3584 and 61,663.4138 Units outstanding at September 30, 2009 and 2008, respectively)	$1,082.63	$949.50	$1,082.63	$949.50

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$69.79	$(55.94)	$6.42	$70.60

Weighted average units outstanding	41,070.2700	65,808.3360	43,125.8429	70,655.6730

See accompanying notes to financial statements.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2009
(Unaudited)

1.	General:

Fairfield Futures Fund L.P. II (formerly, Citigroup Fairfield Futures Fund L.P. II) (the “Partnership”) is a limited partnership which was organized on December 18, 2003 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The Partnership commenced trading operations on March 15, 2004. The commodity interests that are traded by the Master (as defined below) are volatile and involve a high degree of market risk.

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

Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association. Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

On June 1, 2006, the Partnership allocated substantially all of its capital to the CMF Graham Capital Master Fund L.P. (the “Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 74,569.3761 Redeemable Units of the Master with cash of $75,688,021. The Master was formed in order to permit accounts managed by Graham Capital Management L.P. (“Graham” or the “Advisor”) using Graham’s K4D-12.5 program, a proprietary systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. In addition, the Advisor is a special limited partner (the “Special Limited Partner”) of the Partnership. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The Master’s commodity broker is CGM. The General Partner and the Advisor believe that trading through this master-feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended September 30, 2009.

At September 30, 2009, the Partnership owned approximately 26.0% of the Master. At December 31, 2008, the Partnership owned approximately 27.1% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s Statements of Financial Condition, Schedules of Investments and Statements of Income and Expenses and Changes in Partner’s Capital, are included herein.

The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2009 and December 31, 2008 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2009 and 2008. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2008.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through November 16, 2009, which is the date the financial statements were issued. As a result, actual results could differ from these estimates.

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles” (“ASC 105-10”) (the “Codification”). ASC 105-10 established the exclusive authoritative reference for U.S. GAAP for use in financial statements except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. Codification became the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230-10-15 Statement of Cash Flows (formerly, FAS No. 102, “Statement of Cash Flows Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to current year presentation.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2009
(Unaudited)

The Master’s Statements of Financial Condition and Schedules of Investments as of September 30, 2009 and December 31, 2008 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2009 and 2008 are presented below:

CMF Graham Capital Master Fund L.P.
Statements of Financial Condition
(Unaudited)

	September 30,	December 31,
	2009	2008
Assets:
Equity in trading account:
Cash	$134,922,848	$214,551,266
Cash margin	29,475,819	9,073,580
Net unrealized appreciation on open futures contracts	2,293,209	1,162,793
Net unrealized depreciation on open forward contracts	1,345,511	—

Total assets	$168,037,387	$224,787,639

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$—	$279,957
Accrued expenses:
Professional fees	14,694	16,740

Total liabilities	14,694	296,697

Partners’ Capital:
General Partner, 0.0000 Unit equivalents at September 30, 2009 and December 31, 2008	—	—
Limited Partners’, 103,297.2785 and 146,784.8652 Redeemable Units of Limited Partnership Interest outstanding at September 30, 2009 and December 31, 2008, respectively	168,022,693	224,490,942

Total liabilities and partners’ capital	$168,037,387	$224,787,639

Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2009
(Unaudited)

CMF Graham Capital Master Fund L.P.
Schedule of Investments
September 30, 2009
(Unaudited)

	Notional ($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	15	$3,160	0.00%*
Energy	204	502,854	0.30
Grains	150	(285,589)	(0.17)
Indices	1,677	(115,911)	(0.07)
Interest Rates U.S.	1,352	296,960	0.18
Interest Rates Non-U.S.	4,361	1,204,496	0.72
Livestock	67	(15,917)	(0.01)
Metals	171	173,398	0.10
Softs	576	725,803	0.43

Total futures contracts purchased		2,489,254	1.48

Futures Contracts Sold
Currencies	106	55,136	0.03
Energy	292	(806,648)	(0.48)
Grains	803	561,045	0.33
Indices	3	(1,787)	(0.00)*
Interest Rates Non-U.S.	213	(3,791)	(0.00)*

Total futures contracts sold		(196,045)	(0.12)

Unrealized Appreciation on Open Forward Contracts
Currencies	736,657,473	10,005,369	5.96
Metals	313	706,595	0.42

Total unrealized appreciation on open forward contracts		10,711,964	6.38

Unrealized Depreciation on Open Forward Contracts
Currencies	691,383,422	(8,635,629)	(5.14)
Metals	259	(730,824)	(0.43)

Total unrealized depreciation on open forward contracts		(9,366,453)	(5.57)

Total fair value		$3,638,720	2.17%

*	Due to rounding.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2009
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

Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2009
(Unaudited)

CMF Graham Capital Master Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$9,133,036	$3,975,482	$8,070,799	$36,571,783
Change in net unrealized gains (losses) on open contracts	5,280,884	(12,809,411)	2,755,884	(7,468,054)

Gain (loss) from trading, net	14,413,920	(8,833,929)	10,826,683	29,103,729
Interest income	35,768	617,423	115,570	2,132,568

Total income (loss)	14,449,688	(8,216,506)	10,942,253	31,236,297

Expenses:
Clearing fees	199,492	250,384	485,767	880,058
Professional fees	10,003	6,591	26,779	23,465

Total expenses	209,495	256,975	512,546	903,523

Net income (loss)	14,240,193	(8,473,481)	10,429,707	30,332,774
Additions — Limited Partners	1,160,932	2,162,496	3,407,251	5,096,496
Redemptions — Limited Partners	(13,332,649)	(12,542,154)	(70,189,637)	(41,975,782)
Distribution of interest income to feeder funds	(35,768)	(617,423)	(115,570)	(2,132,568)

Net increase (decrease) in Partners’ Capital	2,032,708	(19,470,562)	(56,468,249)	(8,679,080)
Partners’ Capital, beginning of period	165,989,985	224,385,869	224,490,942	213,594,387

Partners’ Capital, end of period	$168,022,693	$204,915,307	$168,022,693	$204,915,307

Net Asset Value per Redeemable Unit (103,297.2785 and 156,990.7273 Redeemable Units outstanding at September 30, 2009 and 2008, respectively)	$1,626.59	$1,305.27	$1,626.59	$1,305.27

Net income (loss) per Redeemable Unit of Limited Partnership Interest	$135.03	$(52.04)	$98.19	$171.49

Weighted average units outstanding	108,885.8333	162,427.2015	123,360.1094	172,790.0203

Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2009
(Unaudited)

2.	Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net realized and unrealized gains (losses) *	$78.71	$(52.05)	$29.50	$88.82
Interest income	0.23	2.84	0.68	9.39
Expenses **	(9.15)	(6.73)	(23.76)	(27.61)

Increase (decrease) for the period	69.79	(55.94)	6.42	70.60
Net Asset Value per Redeemable Unit, beginning of period	1,012.84	1,005.44	1,076.21	878.90

Net Asset Value per Redeemable Unit, end of period	$1,082.63	$949.50	$1,082.63	$949.50

* Includes Partnership brokerage commissions and expenses allocated from Master.

** Excludes Partnership brokerage commissions and expenses allocated from Master.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Ratios to average net assets:***
Net investment income (loss) before allocation to Special Limited Partner****	(7.9)%	(6.7)%	(7.7)%	(6.7)%

Operating expenses	8.0%	7.8%	7.8%	8.1%
Allocation to Special Limited Partner	0.2%	—%	0.1%	0.8%

Total expenses and allocation to Special Limited Partner	8.2%	7.8%	7.9%	8.9%

Total return:
Total return before allocation to Special Limited Partner	7.1%	(5.6)%	0.8%	9.0%
Allocation to Special Limited Partner	(0.2)%	—%	(0.2)%	(1.0)%

Total return after allocation to Special Limited Partner	6.9%	(5.6)%	0.6%	8.0%

***	Annualized (except for allocation to Special Limited Partner, if applicable).

****	Interest income allocated from Master less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2009
(Unaudited)

2.	Financial Highlights (continued):

Financial Highlights of the Master:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net realized and unrealized gains (losses) *	$134.78	$(55.87)	$97.43	$159.11
Interest income	0.34	3.87	0.99	12.51
Expenses **	(0.09)	(0.04)	(0.23)	(0.13)

Increase (decrease) for the period	135.03	(52.04)	98.19	171.49
Distribution of interest income to feeder funds	(0.34)	(3.87)	(0.99)	(12.51)
Net Asset Value per Redeemable Unit, beginning of period	1,491.90	1,361.18	1,529.39	1,146.29

Net Asset Value per Redeemable Unit, end of period	$1,626.59	$1,305.27	$1,626.59	$1,305.27

* Includes brokerage commissions.

** Excludes brokerage commissions.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Ratios to average net assets:***
Net investment income (loss) ****	(0.4)%	0.7%	(0.3)%	0.8%

Operating expenses	0.5%	0.5%	0.4%	0.6%

Total return	9.0%	(3.8)%	6.4%	15.0%

***	Annualized.

****	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

3.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests substantially all of its assets through a “master/feeder” structure. The Partnership’s pro-rata share of the results of the Master’s trading activities are shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

The customer agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210-20, Balance Sheet (formerly, FIN No. 39, “Offsetting of Amounts Related to Certain Contracts”) have been met.

All of the commodity interests owned by the Master are held for trading purposes. The average fair values of these interests during the nine and twelve months ended September 30, 2009 and December 31, 2008, were $2,258,816 and $1,746,353 respectively. The fair values of these commodity interests, including options thereon, if applicable, at September 30, 2009 and December 31, 2008 were $3,638,720 and $882,836, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2009
(Unaudited)

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

The Master adopted ASC 815-10 Derivatives and Hedging Activities (formerly, FAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815-10 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Partners’ Capital. The contracts outstanding at the period ended September 30, 2009, are indicative of volume traded during the period. See the Schedule of Investments. The following table indicates the fair values of derivative instruments of futures and forward contracts as separate assets and liabilities.

	September 30, 2009		September 30, 2009
Assets		Assets
Futures Contracts		Forward Contracts
Currencies	$65,279	Currencies	$10,005,369
Energy	572,989	Metals	706,595

Grains	851,745

Indices	584,253
Interest Rates U.S.	331,524
Interest Rates Non-U.S.	1,369,649
Livestock	2,320
Metals	233,075
Softs	820,923

Total unrealized appreciation on open futures contracts	$4,831,757	Total unrealized appreciation on open forward contracts	$10,711,964

Liabilities		Liabilities
Futures Contracts		Forward Contracts
Currencies	$(6,983)	Currencies	$(8,635,629)
Energy	(876,783)	Metals	(730,824)

Grains	(576,289)

Indices	(701,951)

Interest Rates U.S.	(34,564)
Interest Rates Non-U.S.	(168,944)
Livestock	(18,237)
Metals	(59,678)
Softs	(95,119)

Total unrealized depreciation on open futures contracts	$(2,538,548)	Total unrealized depreciation on open forward contracts	$(9,366,453)

Net unrealized appreciation on open futures contracts	$2,293,209 *	Net unrealized appreciation on open forward contracts	$1,345,511 **

*	This amount is included in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is included in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2009
(Unaudited)
The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2009.

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Sector	Gain (loss) from trading	Gain (loss) from trading
Currencies	$2,213,542	$2,159,237
Energy	(1,878,912)	(2,370,625)
Grains	827,204	165,543
Indices	12,194,323	12,164,274
Interest Rates U.S.	(1,012,589)	(1,130,233)
Interest Rates Non-U.S.	(1,597,156)	(1,475,093)
Livestock	(87,234)	60,384
Softs	2,036,334	1,029,899
Metals	1,718,408	223,297

Total	$14,413,920	$10,826,683

4.	Fair Value Measurement:

Investments.  The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2008.
Fair Value Measurements. The Partnership adopted ASC 820-10, Fair Value Measurements and Disclosures (formerly, FAS No.157, “Fair Value Measurements”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by ASC 820-10 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
The Partnership values investment in Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2009 and December 31, 2008, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	9/30/2009	Assets (Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$43,660,589	$—	$43,660,589	$—

Total fair value	$43,660,589	$—	$43,660,589	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Investment in Master	$60,716,373	$—	$60,716,373	$—

Total fair value	$60,716,373	$—	$60,716,373	$—

Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2009
(Unaudited)
Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.
Fair Value Measurements. The Master adopted ASC 820-10 as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by ASC 820-10 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
          The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended September 30, 2009 and December 31, 2008, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	9/30/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$2,293,209	$2,293,209	$—	$—
Forwards	1,369,740	—	1,369,740	—

Total assets	3,662,949	2,293,209	1,369,740	—

Liabilities
Forwards	$24,229	$24,229	$—	$—

Total liabilites	24,229	24,229	—	—

Total fair value	$3,638,720	$2,268,980	$1,369,740	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$1,162,793	$1,162,793	$—	$—
Forwards	86,222	86,222	—	—

Total assets	1,249,015	1,249,015	—	—

Liabilities
Forwards	$366,179	$—	$366,179	$—

Total liabilites	366,179	—	366,179	—

Total fair value	$882,836	$1,249,015	$(366,179)	$—

5.	Financial Instrument Risks:
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
     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master have credit risk and concentration risk as the sole counterparty or broker with respect to the Master’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Master’s counterparty is an exchange or clearing organization.
     The General Partner monitors and controls the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master are subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.
     The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in Master and cash. The Master does not engage in sales of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such losses occurred in the third quarter of 2009.

The Partnership’s capital consists of capital contributions of the partners, as increased or decreased by income (loss) from its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2009, Partnership capital decreased 17.9% from $52,801,572 to $43,334,673. This decrease was attributable to the redemption of 10,230.2903 Redeemable Units of Limited Partnership Interest totaling $10,850,768 and 1,161.1489 Redeemable Units of Special Limited Partnership Interest totaling $1,250,000, which was partially offset by the net income from operations of $168,593, coupled with additional sales of 2,296.7074 Redeemable Units of Limited Partnership Interest totaling $2,401,000 and 59.3707 Redeemable Units of Special Limited Partnership Interest totaling $64,276. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading, expenses, interest income, redemptions of Units and distribution of profits, if any.
For the nine months ended September 30, 2009, the Master’s capital decreased 25.2% from $224,490,942 to $168,022,693. This decrease was attributable to the redemption of 45,717.9975 Redeemable Units of Limited Partnership Interest totaling $70,189,637 and distribution of interest income to feeder funds totaling $115,570, which was partially offset by the net income from operations of $10,429,707 and additional sales of 2,230.4108 Redeemable Units of Limited Partnership Interest totaling $3,407,251. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230-10.

Investments. The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2008.

Fair Value Measurements. The Partnership and the Master adopted ASC 820-10 as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Master did not apply the deferral allowed by ASC 820-10 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

The Partnership values investments in Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the period ended September 30, 2009, the Partnership did not hold any derivative instruments that are are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the period ended September 30, 2009, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

       Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
       Forward Foreign Currency Contracts. Foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
       The Partnership does not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses and Changes in Partners’ Capital.
       London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of Aluminum, Copper, Lead, Nickel, Tin or Zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
       Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.
       In 2007, the Partnership adopted ASC 740-10 Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740-10 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likelythan-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has continued to evaluate the application of ASC 740-10 and has concluded that the adoption of ASC 740-10 had no impact on the operations of the Partnership for the nine months ended September 30, 2009 and that no provision for income tax is required in the Partnership’s financial statements.
       The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States— 2005.
        Recent Accounting Pronouncements. In 2009, the Partnership adopted ASC 820-10-65 Fair Value Measurements (formerly, FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). ASC 820-10-65 reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. ASC 820-10-65 also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The application of ASC 820-10-65 is required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities. The adoption of ASC 820-10-65 had no effect on the Partnership’s Financial Statements.
        Subsequent Events. In 2009, the Partnership adopted ASC 855-10 Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855-10 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.

Results of Operations
     During the Partnership’s third quarter of 2009, the Net Asset Value per Redeemable Unit increased 6.9% from $1,012.84 to $1,082.63 as compared to a decrease of 5.6% in the third quarter of 2008. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2009 of $3,754,703. Gains were primarily attributable to the trading of commodity futures in currencies, grains, metals, softs and indices and were partially offset by losses in energy, livestock, and U.S. and non-U.S interest rates. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2008 of $2,694,760. Losses were primarily attributable to the trading of commodity futures in currencies, energy, grains, non-U.S. interest rates, metals, and softs and were partially offset by gains in U.S. interest rates, livestock, and indices.
     The third quarter of 2009 presented a challenging trading environment with mixed technical signals across the markets. While the broad trends indicated that most economies and markets were recovering, some trends were not well established to be profitable. The Partnership was profitable in currencies, grains, metals, soft commodities and stock indices while losses were captured in energy and interest rates.
     In currencies, strong gains were registered from trading the Australian dollar, Canadian dollar, Euro and some emerging market currencies. In grains, strong gains from wheat were partially offset by smaller losses in soybeans. In metals, most industrial and precious metals established firm bullish trends that began in early 2009. The Partnership capitalized on these trends and registered strong gains. In soft commodities, strong gains were captured in sugar as the prices jumped on supply concerns due to drought conditions in India, once the producers of sugar. These gains were offset to a small extent by losses in coffee and cotton. Stock indices continued the bullish trends established earlier in the year and remained profitable.
     In the energy sector, losses were captured as the markets remained in contango. Natural gas demonstrated a strong bearish trend but the trend seemed to be reversing late in the quarter. Crude oil and heating oil remained mostly trend-less and volatile, thus contributing to losses. In interest rates, the Partnership registered losses in both U.S. and non-U.S. interest rates, as the rates remained heavily volatile and non-directional. Central reserve banks of most developed economies seemed to be in a dilemma, balancing the future inflationary expectations with the current fragile condition of the economies.
     During the Partnership’s nine months ended September 30, 2009, the Net Asset Value per Redeemable Unit increased 0.6% from $1,076.21 to $1,082.63 as compared to an increase of 8.0% for the nine months ended September 30, 2008. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage commissions and related fees in the nine months ended September 30, 2009 of $2,828,803. Gains were primarily attributable to the trading of commodity futures in currencies, grains, livestock, metals, softs and indices and were partially offset by losses in energy, U.S. and non-U.S. interest rates. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage commissions and related fees in the nine months ended September 30, 2008 of $9,340,883. Gains were primarily attributable to the trading of commodity futures in currencies, energy, grains, U.S. interest rates, livestock, softs and indices and primarily offset by losses in non-U.S. interest rates and metals.

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

Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master, was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place all of the Master’s assets in 90-day Treasury bills and pay the Partnership its allocated share of 80% of the interest earned on the Treasury bills purchased. Twenty percent of the interest earned on Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income allocated from the Master for the three and nine months ended September 30, 2009 decreased by $177,970 and $641,254, respectively as compared to the corresponding periods in 2008. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three and nine months ended September 30, 2009 as compared to the corresponding periods in 2008.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Brokerage commissions for the three and nine months ended September 30, 2009 decreased by $217,715 and $735,738, respectively as compared to the corresponding periods in 2008. The decrease in brokerage commissions is due to lower average net assets as compared to the corresponding periods in 2008.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2009 decreased by $95,875 and $324,698, respectively as compared to the corresponding periods in 2008. The decrease in management fees is due to lower average net assets as compared to the corresponding periods in 2008.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three and nine months ended September 30, 2009 decreased by $23,970 and $81,177, respectively as compared to the corresponding periods in 2008. The decrease in administrative fees is due to lower average net assets as compared to the corresponding periods in 2008.

Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. The profit share allocations earned for the three and nine months ended September 30, 2009 were $64,276. There were no profit share allocations earned for the three months ended September 30, 2008. The profit share allocations earned for the nine months ended September 30, 2008 were $517,496. The Advisor will not be paid a profit share allocation until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
          In allocating substantially all of the assets of the Partnership to the Master, the General Partner considered the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

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
The risk to the Limited Partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.

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

The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2009, and the highest, lowest and average values during the three months ended September 30, 2009. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.

As of September 30, 2009, the Master’s total capitalization was $168,022,693 and the Partnership owned approximately 26.0% of the Master. The Partnership invests substantially all of its assets in the Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in the Master as of September 30, 2009 was as follows:

September 30, 2009
(Unaudited)

			Three Months Ended September 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Currencies	$6,395,662	3.81%	$8,136,447	$3,040,693	$5,464,391
Energy	678,527	0.41%	1,774,426	484,382	1,096,708
Grains	1,411,794	0.84%	1,846,996	215,255	1,126,000
Interest Rates U.S.	2,238,368	1.33%	2,365,808	87,777	682,461
Interest Rates Non-U.S.	8,320,518	4.95%	8,320,518	471,498	2,721,058
Livestock	36,180	0.02%	48,263	15,660	26,831
Metals	1,596,936	0.95%	1,806,942	488,247	1,265,220
Softs	1,479,945	0.88%	1,479,945	511,314	883,086
Indices	9,707,902	5.78%	12,019,804	3,419,163	8,269,216

Total	$31,865,832	18.97%

*   Average month end Values at Risk.

Item 4.	Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as updated by the Partnerships Quarterly Report on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009. There are no material legal proceedings pending against the Partnership or the General Partner.
Subprime Mortgage-Related Litigation
     On August 31, 2009, Asher, et al. v. Citigroup Inc., et al. and Pellegrini v. Citigroup Inc., et al. were consolidated with In re Citigroup Inc. Bond Litigation.
     On July 27, 2009, Utah Retirement Systems v. Strauss, et al. was filed in the United States District Court for the Eastern District of New York asserting, among other claims, claims under the Securities Act of 1933 and Utah state law arising out of an offering of American Home Mortgage common stock underwritten by CGM.
     On July 31, 2009, the United States District Court for the Eastern District of New York entered an order preliminarily approving settlements reached with all defendants (including Citigroup and CGM) in In Re American Home Mortgage Securities Litigation.
     On August 5, 2009, the underwriter defendants, including CGM, moved to dismiss the consolidated amended complaint in In Re American International Group, Inc. 2008 Securities Litigation.
Auction Rate Securities—Related Litigation and Other Matters
     On July 23, 2009, the Judicial Panel on Multidistrict Litigation issued an order transferring K-V Pharmaceutical Co. v. CGMI from the United States District Court for the Eastern District of Missouri to the United States District Court for the Southern District of New York for coordination with In Re Citigroup Auction Rate Securities Litigation. On August 24, 2009, CGM moved to dismiss the complaint.
     On September 11, 2009, the United States District Court for the Southern District of New York dismissed without prejudice the complaint in In Re Citigroup Auction Rate Securities Litigation. On October 15, 2009, lead plaintiff filed a second consolidated amended complaint asserting claims under Sections 10 and 20 of the Securities Exchange Act of 1934.
     On October 2, 2009, the Judicial Panel on Multidistrict Litigation transferred Ocwen Financial Corp., et al. v. CGMI to the United States District Court for the Southern District of New York for coordination with In Re Citigroup Auction Rate Securities Litigation.
Other Matters
     On September 14, 2009, defendants filed a motion to dismiss the amended complaint in ECA Acquisitions, Inc., et al. v. MAT Three LLC, et al..
Adelphia Communications Corporation
     Trial of the Adelphia Recovery Trust’s claims against Citigroup and numerous other defendants is scheduled to begin in April 2010.
IPO Securities Litigation
     In October 2009, the District Court entered an order granting final approval of the settlement.
Other Matters
     Investors in municipal bonds and other instruments affected by the collapse of the credit markets have sued Citigroup on a variety of theories. On August 10, 2009, certain such investors, a Norwegian securities firm and seven Norwegian municipalities, filed an action—Terra Securities Asa Konkursbo, et al. v. Citigroup Inc., et al.—in the United States District Court for the Southern District of New York against Citigroup, CGM and Citigroup Alternative Investments LLC, asserting claims under Sections 10 and 20 of the Securities Exchange Act of 1934 and state law arising out of the municipalities’ investment in certain notes. On October 7, 2009, defendants filed a motion to dismiss.

Item 1A.	Risk Factors
     The following disclosure supplements the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Forms 10-Q for the quarters ended March 31, 2009 and June 30, 2009.
     Speculative position and trading limits may reduce profitability. The Commodity Futures Trading Commission (“CFTC”) and U.S. exchanges have established speculative position limits on the maximum net long or net short position which any person may hold or control in particular futures and options on futures. The trading instructions of an advisor may have to be modified, and positions held by the Partnership and the Master may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership and the Master by increasing transaction costs to liquidate positions and foregoing potential profits.
     Regulatory changes could restrict the Partnership’s operations. Regulatory changes could adversely affect the Partnership and the Master by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. The General Partner is not aware of any definitive regulatory developments that might adversely affect the Partnership and the Master; however, since June 2008, several bills have been proposed in the U.S. Congress in response to record energy and agricultural prices and the financial crisis. Some of the pending legislation, if enacted, could impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership and the Master) in futures and OTC markets. One of the proposals would authorize the CFTC and the Commission to regulate swap transactions. Other potentially adverse regulatory initiatives could develop suddenly and without notice.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2009 there were additional sales of 1,119.4122 Redeemable Units of Limited Partnership Interest totaling $1,155,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under section 4(2) of the Securities Act of 1933, as amended and section 506 of Regulation D promulgated thereunder. These units were purchased by accredited investors as defined in Regulation D.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options, forwards and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
		(b) Average	of Redeemable Units	Redeemable Units that
	(a) Total Number	Price Paid	Purchased as Part	May Yet Be
	of Redeemable	per Redeemable	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Unit*	Plans or Programs	Plans or Programs
July 1, 2009 – July 31, 2009	358.2036	$1,033.22	N/A	N/A
August 1, 2009 – August 31, 2009	1,782.9848	$1,048.13	N/A	N/A
September 1, 2009 – September 30, 2009	140.1973	$1,082.63	N/A	N/A
	2,281.3857	$1,047.91	N/A	N/A

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

** Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.	Defaults Upon Senior Securities – None.

Item 4.	Submission of Matters to a Vote of Security Holders – None.

Item 5.	Other Information – None.

Item 6.	Exhibits
3.1	Limited Partnership Agreement (filed as Exhibit 3.1 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).

3.2	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York (filed as Exhibit 3.2 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).
(a)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated September 21, 2005 (filed herein).

(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated September 19, 2008 (filed herein).

(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference).
10.1	Customer Agreement between the Partnership and CGM (filed as Exhibit 10.2 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).

10.2	Form of Subscription Agreement (filed herein).

10.3	Escrow Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).

10.4	Agency Agreement among the Partnership, the General Partner and Citigroup Global Markets Inc. (filed as Exhibit 10.3 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).
(a)	Joinder Agreement among the Partnership, the General Partner, Citigroup Global Markets Inc. and Morgan Stanley Smith Barney LLC, dated June 1, 2009 (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).
10.5	Management Agreement among the Partnership, the General Partner and Graham Capital Management (filed as Exhibit 10.1 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).
(a)	Letter extending the Management Agreement between the General Partner and Graham Capital Management L.P. for 2008 (filed as Exhibit 10.9 to the Form 10-K filed March 31, 2009 and incorporated herein by reference).
23.1	Consent from KPMG LLP dated March 26, 2009 (filed as Exhibit 23.1 to the Form 10-K filed on March 31, 2009 and incorporated herein by reference).
Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)
Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)
Exhibit 32.1 — Section 1350 Certification (Certification of President and Director)
Exhibit 32.2 — Section 1350 Certification (Certification of Chief Financial Officer and Director)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIRFIELD FUTURES FUND L.P. II

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Jerry Pascucci
Jerry Pascucci President and Director

Date: November 16, 2009

By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director (Principal Accounting Officer)

Date: November 16, 2009