Form 10-K
period 2009-12-31
FAIRFIELD FUTURES FUND LP II
filed 2010-03-31
CIK 1276262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-51282
FAIRFIELD FUTURES FUND L.P. II

(Exact name of registrant as specified in its charter)

New York	56-2421596

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
c/o Ceres Managed Futures LLC
55 East 59th Street 10th Floor
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
Yes X      No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Large accelerated file	Accelerated filer	Non-accelerated filer X (Do not check if a smaller reporting company)	Smaller reporting company
Indicate by check mark if the registrant is a shell company (as defined in rule 2b-2 of the Exchange Act)
Yes         No X
Limited Partnership Redeemable Units with an aggregate value of $38,474,012 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second calendar month.
As of February 28, 2010, 38,681.2650 Limited Partnership Redeemable Units were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
[None]

PART I
Item 1.   Business.
          (a) General Development of Business. Fairfield Futures Fund L.P. II (formerly, Citigroup Fairfield Futures Fund L.P. II) (the “Partnership”) is a limited partnership which was organized on December 18, 2003 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The Partnership commenced trading operations on March 15, 2004. The commodity interests that are traded by the Master (as defined below) are volatile and involve a high degree of market risk.
          Between January 12, 2004 (commencement of the offering period) and March 12, 2004, 28,601 redeemable units of Limited Partnership Interest (“Redeemable Units”) and 285 Unit equivalents of General Partnership Interest were sold at $1,000 per unit. The proceeds of the initial offering were held in an escrow account until March 15, 2004 at which time they were remitted to the Partnership for trading. The Partnership privately and continuously offers up to 200,000 Redeemable Units to qualified investors. There is no maximum number of units that may be sold by the Partnership. Sales and redemptions of Redeemable Units and General Partner contributions and redemptions for the years ended December 31, 2009, 2008 and 2007 are reported in the Statements of Changes in Partners’ Capital on page F-9 under “Item 8. Financial Statements and Supplementary Data.”
          Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.
          On June 1, 2006, the Partnership allocated substantially all of its capital to the CMF Graham Capital Master Fund L.P. (the “Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 74,569.3761 units of the Master with cash of $75,688,021. The Master was formed in order to permit accounts managed by Graham Capital Management L.P. (“Graham” or the “Advisor”) using the K4D-12.5 Program, the Advisor’s proprietary, systematic trading program, to invest together in one trading vehicle. A description of the trading activities and focus of the Advisor is included on page 8 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The General Partner is also the general partner of the Master. The Master’s commodity broker is CGM. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.
          The financial statements of the Master, including the Condensed Schedule of Investments, are contained, elsewhere in this report and should be read together with the Partnership’s financial statements.
          For the period January 1, 2009 through December 31, 2009, the approximate market sector distribution for the K4D-12.5 Program was as follows:
          At December 31, 2009 and 2008, the Partnership owned approximately 25.7% and 27.1%, respectively of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.
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

          The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership. The Partnership will pay the General Partner a monthly administrative fee in return for its services to the Partnership equal to 1/24 of 1% (0.5% per year) of month-end Net Assets of the Partnership. Month-end Net Assets, for the purpose of calculating administrative fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, the General Partner’s administrative fee, the profit share allocation accrual and any redemptions or distributions as of the end of such month. This fee may be increased or decreased at the discretion of the General Partner.
          The General Partner, on behalf of the Partnership, has entered into a management agreement (the “Management Agreement”) with Graham, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or CGM and is not responsible for the organization or operation of the Partnership. The Partnership pays the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, the General Partner’s administrative fee, the profit share allocation accrual and any redemptions or distributions as of the end of such month. The Management Agreement may be terminated upon notice by either party.
          In addition, the Advisor is a special limited partner (the “Special Limited Partner”) of the Partnership and receives a quarterly profit share allocation to its capital account in the Partnership in the form of units of the Partnership, the value of which shall be equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by the Advisor on behalf of the Partnership during each calendar quarter and are issued as Special Limited Partner Units.
          The Partnership has entered into a customer agreement (the “Customer Agreement”) with CGM which provides that the Partnership will pay CGM a monthly brokerage commission equal to 9/24 of 1% (4.5% per year) of month-end Net Assets, in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage commissions, management fee, the General Partner’s administrative fee, profit share allocation accrual, other expenses and any redemptions or distributions as of the end of such month. The Master will pay for NFA fees as well as exchange, clearing, user, give-up and floor brokerage fees (collectively the “clearing fees”). CGM will pay a portion of its brokerage commissions to financial advisors who have sold Redeemable Units in the Partnership. Brokerage commissions will be paid for the life of the Partnership, although the rate at which such commissions are paid may be changed. The Partnership’s assets, not held in the Master’s account at CGM, are held in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. CGM has agreed to pay the Partnership interest on its allocable share of 80% of the average daily equity maintained in cash in the Master’s account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. CGM will pay such interest to the Partnership out of its own funds whether or not it is able to earn the interest it has obligated itself to pay. Alternatively, CGM may place up to all of the Master’s assets in 90-day U.S. Treasury bills and pay the Partnership its allocable share of 80% of the interest earned on Treasury bills purchased. Twenty percent of the interest earned on Treasury bills purchased may be retained by CGM and/or credited to the General Partner. The Customer Agreement between the Partnership and CGM and the Master and CGM gives the Partnership and the Master, respectively, the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.
          (b) Financial information about industry segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 is set forth under “Item 6. Selected Financial Data.” The Partnership’s Capital as of December 31, 2009 was $43,365,226.
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
          As a result of leverage, small changes in the price of the Partnership’s positions may result in major losses.
          The trading of commodity interests is speculative, volatile and involves a high degree of leverage. A small change in the market price of a commodity interest contract can produce major losses for the Partnership. Market prices can be influenced by, among other things, changing supply and demand relationships, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events, weather and climate conditions, insects and plant disease, purchases and sales by foreign countries and changing interest rates.
          An investor may lose all of their investment.
          Due to the speculative nature of trading commodity interests, an investor could lose all of their investment in the Partnership.
          The Partnership will pay substantial fees and expenses regardless of profitability.
          Regardless of its trading performance, the Partnership will incur fees and expenses, including brokerage and management fees. Fees will be paid to the Advisor even if the Partnership experiences a net loss for the full year.
          An investor’s ability to redeem or transfer units is limited.
          An investor’s ability to redeem units is limited and no market exists for the units.
          Conflicts of interest exist.
          The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:
1.	The General Partner and commodity broker are affiliates;

2.	The Advisor, the commodity broker and their principals and affiliates may trade in commodity interests for their own accounts; and

3.	An investor’s financial advisor will receive ongoing compensation for providing services to the investor’s account.
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
          Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. The General Partner is not aware of any definitive regulatory developments that might adversely affect the Partnership; however, since June 2008, several bills have been proposed in the U.S. Congress in response to record energy and agricultural prices and the financial crisis. Some of the pending legislation, if enacted, could impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership) in futures and over-the-counter markets. One of the proposals would authorize the CFTC and the Commission to regulate swap transactions. Other potentially adverse regulatory initiatives could develop suddenly and without notice.
          Speculative position and trading limits may reduce profitability.
          The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person may hold or control in particular futures and options on futures. The trading instructions of an advisor may have to be modified, and positions held by the Partnership may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and foregoing potential profits.

Item 2.	Properties.
          The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, Citigroup.

Item 3.	Legal Proceedings.
          This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which CGM is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.
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
     Mutual Funds
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
     FINRA Settlement
          On October 12, 2009, FINRA announced its acceptance of an Award Waiver and Consent (“AWC”) in which Citigroup Global Markets, without admitting or denying the findings, consented to the entry of the AWC and a fine and censure of $600,000. The AWC includes findings that Citigroup Global Markets failed to adequately supervise the activities of its equities trading desk in connection with swap and related hedge trades in U.S. and Italian equities that were designed to provide certain perceived tax advantages. Citigroup Global Markets was charged with failing to provide for effective written procedures with respect to the implementation of the trades, failing to monitor Bloomberg messages and failing to properly report certain of the trades to the NASDAQ.
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
          On August 7, 2008, Citigroup reached a settlement with the New York Attorney General, the SEC, and other state regulatory agencies, pursuant to which Citigroup agreed to offer to purchase at par Auction Rate Securities from all Citigroup individual investors, small institutions (as defined by the terms of the settlement), and charities that purchased Auction Rate Securities from Citigroup prior to February 11, 2008. In addition, Citigroup agreed to pay a $50 million fine to the State of New York and a $50 million fine to the other state regulatory agencies.
     Subprime-Mortgage Related Actions
          Citigroup and certain of its affiliates are subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to subprime mortgage—related activities. Citigroup and its affiliates are cooperating fully and are engaged in discussions on these matters.
     Credit Crisis Related Matters
          Beginning in the fourth quarter of 2007, certain of Citigroup’s, and Citigroup Global Market’s regulators and other state and federal government agencies commenced formal and informal investigations and inquiries, and issued subpoenas and requested information, concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including Citigroup Global Markets, are involved in discussions with certain of its regulators to resolve certain of these matters.
          Certain of these regulatory matters assert claims for substantial or indeterminate damages. Some of these matters already have been resolved, either through settlements or court proceedings, including the complete dismissal of certain complaints or the rejection of certain claims following hearings.
          In the course of its business, CGM, as a major futures commission merchant and broker-dealer, is a party to various civil actions, claims and routine regulatory investigations and proceedings that the general partner believes do not have a material effect on the business of CGM.

Item 4.	[Removed and Reserved]

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of December 31, 2009 was 374.

(c)	Dividends. The Partnership did not declare a distribution in 2009, 2008 or 2007. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)	Performance Graph. Not applicable.

(f)	Recent Sales of Unregistered Securities. For the year ended December 31, 2009, there were additional sales of 3,576.7524 Redeemable Units totaling $3,766,000 and an allocation of 59.3707 Redeemable Units of Special Limited Partner Interest totaling $64,276. For the year ended December 31, 2008, there were additional sales of 4,297.2083 Redeemable Units totaling $4,079,000, an allocation of 1,444.1797 Redeemable Units of Special Limited Partner Interest totaling $1,517,815 and General Partner contributions representing 526.2272 Unit equivalents totaling $500,000. For the year ended December 31, 2007, there were additional sales of 18,052.9703 Redeemable Units totaling $14,858,000.
The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors, as described in Regulation D, and a small number of persons who are non-accredited investors.
Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options, swaps and forward contracts.
(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
                The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
			of Redeemable Units	Redeemable Units that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Redeemable	Price Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
October 1, 2009 – October 31, 2009	70.2171	$1,055.92	N/A	N/A
November 1, 2009 – November 30, 2009	280.1944	$1,106.82	N/A	N/A
December 1, 2009 – December 31, 2009	489.7677	$1,071.61	N/A	N/A
	840.1792	$1,082.04

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 6.	Selected Financial Data.
          Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in Net Asset Value per Unit and Net Asset Value per Unit for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, and total assets at December 31, 2009, 2008, 2007, 2006 and 2005 were as follows:

	2009	2008	2007	2006	2005

Net realized and unrealized trading gains (losses) by the Partnership and allocated from the Master, net of expenses allocated from the Master, brokerage commissions (including clearing fees) of $2,041,895, $2,989,992, $3,023,496, $3,374,786 and $3,862,288, respectively	$1,056,612	$15,808,543	$6,359,058	$(1,156,188)	$(10,381,586)
Interest income including interest income allocated from Master	31,264	690,161	2,284,911	2,768,911	2,043,979

	$1,087,876	$16,498,704	$8,643,969	$1,612,723	$(8,337,607)

Net income (loss) before allocation to Special Limited Partner	$(192,469)	$14,689,973	$6,786,738	$(391,912)	$(10,506,006)

Allocation to Special Limited Partner	$(64,276)	$(1,517,815)	$—	—	—

Net income (loss) after allocation to Special Limited Partner	$(256,745)	$13,172,158	$6,786,738	$(391,912)	$(10,506,006)

Increase (decrease) in Net Asset Value per Unit	$(4.60)	$197.31	$85.38	$(4.51)	$(109.61)

Net Asset Value per Unit	$1,071.61	$1,076.21	$878.90	$793.52	$798.03

Total assets	$44,174,544	$60,887,773	$69,761,424	$68,501,056	$80,751,541

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
   Overview
          The Partnership, through its investment in the Master, aims to achieve substantial capital appreciation through speculative trading in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals. The Master may employ futures, options on futures, and forward and swap contracts in those markets.
          The General Partner manages all business of the Partnership. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisor. The General Partner employs a team of approximately 20 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the Partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals use propriety technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of trading activity and reporting to limited partners and regulatory authorities. In selecting the Advisor for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.
          Responsibilities of the General Partner include:
•	due diligence examinations of the Advisor;

•	selection, appointment and termination of the Advisor;

•	negotiation of the Management Agreement; and

•	monitoring the activity of the Advisor.
          In addition, the General Partner prepares the books and records and provides the administrative and compliance services that are required by law or regulation from time to time in connection with the operation of the Partnership. These services include the preparation of required books and records and reports to limited partners, government agencies and regulators; computation of net asset value; calculation of fees; effecting subscriptions, redemptions and limited partner communications; and preparation of offering documents and sales literature.
          The General Partner shall seek the best prices and services available in its commodity futures brokerage transactions.
          As of January 2009, Graham began trading the Partnership’s asset in accordance with the Advisor’s K4D - 12.5 Program a proprietary systematic trading program. Between June 1, 2006 and January 2009, Graham traded the Partnership’s assets allocated to it in accordance with its Multi-Trend Program at 125% Leverage (“Multi-Trend”). Prior to June 1, 2006, Graham traded its Global Diversified Program at Standard Leverage, the Graham Selective Trading Program at Standard Leverage and the K5 Program on behalf of the Partnership. The Multi-Trend Program combines four individual Graham investment programs into one program. The K4D - 12.5 Program consolidates on an equal basis, the trading programs that previously comprised Graham’s Multi-Trend Program. As market conditions or other circumstances change, Graham may alter the weightings of the individual programs and add (or delete) other programs to the K4D - 12.5 Program, as it deems appropriate.
          The K4D - 12.5 Program trades in approximately 90 - 100 markets including foreign exchange, global interest rates, stock index futures, agricultural futures, metals and energy.
          In addition to the K4D - 12.5 Program, as of December 31, 2009, Graham traded the following futures programs: its Global Diversified Program, the Graham Selective Trading Program, the Proprietary Matrix Program and the K4 Fed Policy Program.
          Graham’s success depends to a great extent upon the occurrence of market conditions favorable to its trading strategy. Factors such as lack of major price trends or increased governmental control of, or participation in, the markets, may reduce Graham’s ability to trade profitably in the future.
          As a managed futures partnership, the Partnership’s/Master’s performance is dependent upon the successful trading of the Partnership’s Advisor to achieve the Partnership’s/Master’s objectives. It is the business of the General Partner to monitor the Advisor’s performance to ensure compliance with the Partnership’s/Master’s trading policies and to determine if the Advisor’s performance is meeting the Partnership’s/Master’s objectives. Based on 2009 results, the General Partner continues to believe the

Advisor and the trading of the K4D-12.5 Program has met the Partnership’s/Master’s objectives and expects to continue to allocate the Partnership’s/Master’s assets to the Advisor and this program unless otherwise indicated.
          (a) Liquidity.
          The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2009.
          To minimize this risk relating to low margin deposits, the Master follows certain trading policies, including:
(i)	The Master invests its assets only in commodity interests that the Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

(ii)	The Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Master’s net assets allocated to the Advisor.

(iii)	The Master may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Master does not employ the trading technique commonly known as “pyramiding,” in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Master does not utilize borrowings other than short-term borrowings if the Master takes delivery of any cash commodities.

(vi)	The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Master. The term “spread” or “straddle” describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.

(vii)	The Master will not permit the churning of its commodity trading account. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.
          From January 1, 2009 through December 31, 2009, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 12.5%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Master.
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

          Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership’s/ Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master have credit risk and concentration risk as the sole counterparty or broker with respect to the Partnership’s/Master’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Partnership’s/Master’s counterparty is an exchange or clearing organization.
          The General Partner monitors and attempts to control the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data” for further information on financial instrument risk included in the notes to the financial statements.)
          Other than the risks inherent in commodity futures and other derivatives trading, the Master knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Master’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may, in its discretion, cause the Master to cease trading operations and liquidate all open positions under certain circumstances including a decrease in Net Asset Value per Redeemable Unit to less than $400 as of the close of business on any business day.
          (b) Capital Resources.
          (i) The Partnership has made no material commitments for capital expenditures.
          (ii) The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses allocated from the Master on trading and by expenses, interest income allocated from the Master, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisor may or may not be able to identify, such as changing supply and demand relationships, weather, government agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, commissions, advisory fees and administrative fees. The level of these expenses is dependent upon trading performance and the level of Net Assets maintained. In addition, the amount of interest income payable by CGM is dependent upon interest rates over which the Partnership has no control.
          No forecast can be made as to the level of redemptions in any given period. A Limited Partner may require the Partnership to redeem their Redeemable Units at their Net Asset Value as of the last day of any month on 10 days notice to the General Partner. There is no fee charged to Limited Partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2009, 11,070.4695 Redeemable Units were redeemed totaling $11,759,877 and 1,161.1489 Redeemable Units of Special Limited Partner Interest were redeemed totaling $1,250,000. For the year ended December 31, 2008, 34,524.8501 Redeemable Units were redeemed totaling $34,423,789. For the year ended December 31, 2007, 18,275.3118 Redeemable Units were redeemed totaling $15,219,791.
          For the year ended December 31, 2009, there were additional sales of 3,576.7524 Redeemable Units totaling $3,766,000 and 59.3707 Redeemable Units of Special Limited Partner Interest totaling $64,276. For the year ended December 31, 2008, there were additional sales of 4,297.2083 Redeemable Units totaling $4,079,000, 1,444.1797 Redeemable Units of Special Limited Partner Interest totaling $1,517,815 and General Partner contributions representing 526.2272 Unit equivalents totaling $500,000. For the year ended December 31, 2007, there were additional sales of 18,052.9703 Redeemable Units totaling $14,858,000.

          (c) Results of Operations.
          For the year ended December 31, 2009, the Net Asset Value per Redeemable Unit decreased 0.4% from $1,076.21 to $1,071.61. For the year ended December 31, 2008, the Net Asset Value per Redeemable Unit increased 22.5% from $878.90 to $1,076.21. For the year ended December 31, 2007, the Net Asset Value per Redeemable Unit increased 10.8% from $793.52 to $878.90.
          The Partnership, through its investment in the Master, experienced a net trading gain before brokerage commissions and related fees in 2009 of $3,266,492. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, indices, livestock, metals and softs and were partially offset by losses in energy, grains, U.S. and non-U.S. interest rates.
          2009 was a volatile year for the financial markets. The U.S. stock market entered 2009 reeling from the financial turmoil of 2008. The results of the sub-prime fallout, bank bailouts, auto industry bankruptcies, and capitulating economic data overwhelmed not just stock prices, but fueled extraordinarily high levels of risk aversion. The market’s recovery was driven by stability in the banking sector and a rapid recovery in global markets. By mid-year 2009, the market had hit bottom in March, banks were seeking to return TARP bailout money and other leading indicators were recovering.
          In the energy sector, most of the products did not exhibit any strong trends and mostly remained range bound after the reversals earlier in the year. This pattern of sharp reversal followed by non-directional volatility attributed to the losses in this sector. The fixed income sector also incurred losses. With the economic backdrop of 2008, yields started to exhibit asymmetric volatility due to extreme uncertainty prevailing in the longer time horizon. Encouraged by the continuing fiscal and monetary efforts of the U.S. government to stabilize the economy, the markets finally began to recover. In agricultural commodities, losses were realized primarily in corn and wheat. Prices of corn and wheat both unexpectedly rallied in October as cold, wet weather threatened to delay harvest.
          In currencies, the Partnership registered gains primarily from the strong trend in the Australian Dollar which strengthened against the U.S. Dollar. The Partnership recorded gains in the metals sector primarily from gold, zinc and copper. Investors across the world chose to buy gold through ETFs and bullion as a hedge against inflation, driven by the massive monetary influx of the central banks. In softs, the Partnership recorded gains in sugar, cotton and cocoa. In stock indices, strong trends emerged in the second quarter after the lows of March 2009. The Partnership was favorably positioned to capitalize on these trends and recover the losses from the sharp reversals.
          The Partnership, through its investment in the Master, experienced a net trading gain before brokerage commissions and related fees in 2008 of $19,100,001. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, indices, livestock, metals and softs.
          In 2008, the liquidity crisis that began in 2007 rapidly spread to all corners of the globe, significantly pushing down global economic growth and presenting the economies with some of the hardest challenges. During the year, the world’s credit markets virtually seized up, commodity prices plunged and most major equity indices declined dramatically, while some of the large financial institutions were under pressure. Faced with unprecedented and rapid deterioration in economic data and outlook, and fearing a snowball adverse effect of the credit crunch, global central banks reacted with aggressive campaigns of interest rate cuts and coordinated capital injections. As the markets re-priced the cost of risk, several strong trends emerged. The Partnership strongly capitalized on the trends and was profitable in currencies, energy, grains, interest rates, metals, agricultural softs and stock indices. The Partnership was well positioned to capitalize on the strong trends that emerged in currencies and realized gains for the year. The U.S. Dollar was relatively strong compared with most of the other developed economy currencies. The Euro was put to its first major test since its inception. The UK, Germany and France continued to show weak growth early in the year and as the situations worsened in the latter part of the year, these countries officially entered recession. The Japanese Yen remained an exception and showed extraordinary strength as the carry trade reversed.
          The Partnership realized most of the profits in the energy sector by capturing both the bullish and the bearish trends. In the earlier part of the year, crude oil pushed towards a historic high of $147 per barrel and in the latter part, the trend suddenly reversed and a strong negative trend emerged with crude oil dropping to about $32 per barrel. Natural gas also contributed to profits as prices plunged from $14 to about $5 per MMBtu. In grains and agricultural softs, the Partnership was profitable as the trading strategy successfully navigated the trend reversal period and captured the bullish and bearish legs of the trend across several products. Corn prices continued to show a strong correlation to the energy prices and while peaking at 800 cents around mid year, closed the year around 400 cents.
          The Partnership was profitable in interest rates as the yields on the shorter end of the yield curve dropped to almost unphysical levels. Short term U.S. Treasury bills were in such high demand due to flight-to-quality that the yields dropped below zero. While the 10 Yr T-bill yielded on an average between 3.5%-4% most of the year, the yield dropped to 2% in December. Non-U.S. interest rates also showed tremendous volatility as the rates dropped precipitously due to the actions of the central banks.
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
          Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master, was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place all of the Master’s assets in 90-day Treasury bills and pay the Partnership its allocated share of 80% of the interest earned on the Treasury bills purchased. Twenty percent of the interest earned on Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income allocated from the Master for the three and twelve months ended December 31, 2009 decreased by $17,643 and $658,897, respectively as compared to the corresponding periods in 2008. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three and twelve months ended December 31, 2009 as compared to the corresponding periods in 2008. Interest earned by the Partnership will increase the net asset value of the Partnership.
          Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage commissions for the three and twelve months ended December 31, 2009 decreased by $212,359 and $948,097, respectively as compared to the corresponding periods in 2008. The decrease in brokerage commissions is due to lower average net assets as compared to the corresponding periods in 2008.

          Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and twelve months ended December 31, 2009 decreased by $93,657 and $418,355, respectively as compared to the corresponding periods in 2008. The decrease in management fees is due to lower average net assets as compared to the corresponding periods in 2008.
          Administrative fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three and twelve months ended December 31, 2009 decreased by $23,414 and $104,591, respectively as compared to the corresponding periods in 2008. The decrease in administrative fees is due to lower average net assets as compared to the corresponding periods in 2008.
          Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the Management Agreement. There were no profit share allocations earned for the three months ended December 31, 2009. The profit share allocations earned for the twelve months ended December 31, 2009 were $64,276. The profit share allocations earned for the three and twelve months ended December 31, 2008 were $1,003,319 and $1,517,815, respectively.
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
          In the General Partner’s opinion, the Advisor continues to employ its trading methods in a consistent and disciplined manner and its results are consistent with the objectives of the Partnership and expectations for the Advisor’s programs. The General Partner continues to monitor the Advisor’s performance on a daily, weekly, monthly and annual basis to ensure that these objectives are met.
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
          (d) Off-Balance Sheet Arrangements. None.
          (e) Contractual Obligations. None.

          (f) Operational Risk.
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
          (g) Critical Accounting Policies.
          Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.
          Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows (formerly, FAS No. 102, “Statement of Cash Flows Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).
          Partnership’s Investments. The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2009.
          Partnership’s and Master’s Fair Value Measurements. The Partnership and the Master adopted ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Master did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
          The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the years ended December 31, 2009 and 2008, the Partnership did not hold any derivative instruments that are are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
          The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2009 and 2008, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
          Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.
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
          The Master does not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses.
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
          In 2007, the Partnership adopted ASC 740, Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements.
          The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States— 2006.
           Subsequent Events. In 2009, the Partnership adopted ASC 855, Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.
          Recent Accounting Pronouncements. In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements”, which , among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Partnership’s financial statements disclosures.
          In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.
          Certain prior period amounts have been reclassified to conform to the current year presentation.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
   Introduction
          All of the Partnership’s assets are subject to the risk of trading loss through its investment in the Master. The Master is a speculative commodity pool. The market sensitive instruments held by the Master are acquired for speculative trading purposes, and all or substantially all of the Master’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Master’s main line of business.
          The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their capital contributions to the Partnership and their share of the Partnership assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.
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
          The Master’s risk exposure in the various market sectors traded by the Advisor is quantified below in terms of Value at Risk. Due to the Partnership’s mark-to-market accounting, any loss in the fair value of the Partnership’s investment in the Master is directly reflected in the Partnership’s earnings (realized or unrealized). Exchange maintenance margin requirements have been used by the Master as the measure of its Value at Risk.
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
          In quantifying the Master’s Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been added to determine each trading category’s aggregate Value at Risk. The diversification effects resulting from the fact that the Master’s positions are rarely, if ever, 100% positively correlated have not been reflected.
   The Partnership’s Trading Value at Risk in Different Market Sectors
          Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of December 31, 2009 and December 31, 2008, the highest and lowest value at any point and the average value during the years. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of December 31, 2009, the Master’s total capitalization was $171,212,260 and the Partnership owned approximately 25.7% of the Master. The Partnership invests substantially all of its assets in the Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in the Master as of December 31, 2009 was as follows:
December 31, 2009

		% of Total	High	Low	Average *
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk
Currencies	$2,410,532	1.41%	$8,136,447	$833,881	$4,612,528
Energy	684,083	0.40%	3,017,929	273,236	1,214,764
Grains	549,675	0.32%	1,846,996	96,550	731,407
Interest Rates U.S.	142,150	0.08%	2,365,808	87,777	859,990
Interest Rates Non-U.S.	1,869,099	1.09%	8,320,518	471,498	2,867,131
Livestock	59,200	0.04%	160,380	1,080	58,409
Metals	1,222,254	0.71%	1,806,942	297,478	1,002,985
Softs	1,131,557	0.66%	1,479,945	190,202	768,323
Indices	4,809,915	2.81%	12,019,804	623,680	5,396,991

Total	$12,878,465	7.52%

*	Annual average of month-end value at risk

As of December 31, 2008, the Master’s total capitalization was $224,490,942 and the Partnership owned approximately 27.1% of the Master. The Partnership invests substantially all of its assets in the Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in the Master as of December 31, 2008 was as follows:
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
    Material Limitations on Value at Risk as an Assessment of Market Risk
          The face value of the market sector instruments held by the Master is typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Master. The magnitude of the Master’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Master to incur severe losses over a short period of time. The foregoing Value at Risk table — as well as the past performance of the Master — give no indication of this “risk of ruin.”
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
          The following were the primary trading risk exposures of the Master as of December 31, 2009, by market sector.
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
          Metals. The Master’s primary metal market exposure is to fluctuations in the price of gold, copper, aluminum and zinc.
          Softs. The Master’s primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Cocoa, sugar, and cotton accounted for the bulk of the Master’s commodity exposure.

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
   Qualitative Disclosures Regarding Non-Trading Risk Exposure
          The following were the only non-trading risk exposures of the Master as of December 31, 2009.
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
FAIRFIELD FUTURES FUND L.P. II
INDEX TO FINANCIAL STATEMENTS

Page
Number
Oath or Affirmation	F-2

Management’s Report on Internal Control over Financial Reporting	F-3

Reports of Independent Registered Public Accounting Firms	F-4 – F-6

Statements of Financial Condition at December 31, 2009 and 2008	F-7

Statements of Income and Expenses for the years ended December 31, 2009, 2008 and 2007	F-8

Statements of Changes in Partners’ Capital for the years ended December 31, 2009, 2008 and 2007	F-9

Notes to Financial Statements	F-10 – F-20

Selected Unaudited Quarterly Financial Data	F-21

Financial Statements of CMF Graham Capital Master Fund L.P. Oath or Affirmation	F-22

Reports of Independent Registered Public Accounting Firms	F-23 – F-25

Statements of Financial Condition at December 31, 2009 and 2008	F-26

Condensed Schedules of Investments at December 31, 2009 and 2008	F-27 – F-28

Statements of Income and Expenses for the year ended December 31, 2009, 2008 and 2007	F-29

Statements of Changes in Partners’ Capital for the year ended December 31, 2009, 2008 and 2007	F-30

Notes to Financial Statements	F-31 – F-39

Selected Unaudited Quarterly Financial Data	F-40

To the Limited Partners of
Fairfield Futures Fund L.P. II

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro
Chief Financial Officer and Director
Ceres Managed Futures LLC
General Partner,
Fairfield Futures Fund L.P. II

Ceres Managed Futures LLC
55 East 59th Street
10th Floor
New York, N.Y. 10022
212-559-2011

Management’s Report on Internal Control Over
Financial Reporting

The management of Fairfield Futures Fund L.P. II (formerly, Citigroup Fairfield Futures Fund L.P. II) (the Partnership), Ceres Managed Futures LLC (formerly, Citigroup Managed Futures LLC), is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and

(iii) provide reasonable assurance regarding prevention or timely detection and correction of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The management of Fairfield Futures Fund L.P. II has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2009 based on the criteria referred to above.

The Partnership’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009, as stated in their report dated March 19, 2010 which appears herein.

Jennifer Magro
Chief Financial Officer and Director
Ceres Managed Futures LLC
General Partner,
Fairfield Futures Fund L.P. II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
Fairfield Futures Fund L.P. II:
     We have audited the accompanying statement of financial condition of Fairfield Futures Fund L.P. II (the “Partnership”) as of December 31, 2009, and the related statements of income and expenses, and changes in partners’ capital for the year then ended. We also have audited the Partnership’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Partnership’s internal control over financial reporting based on our audit. The financial statements of the Partnership for the years ended December 31, 2008 and 2007 were audited by other auditors whose reports, dated March 26, 2009 and March 24, 2008, respectively, expressed unqualified opinions on those statements.
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
     A partnership’s internal control over financial reporting is a process designed by, or under the supervision of, the partnership’s principal executive and principal financial officers, or persons performing similar functions, and effected by the partnership’s general partner, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A partnership’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the partnership are being made only in accordance with authorizations of management and general partner of the partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements.
     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fairfield Futures Fund L.P. II as of December 31, 2009, and the results of its operations and its changes in partners’ capital for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ Deloitte & Touche LLP
New York, New York
March 19, 2010

Report of Independent Registered Public Accounting Firm
To the Partners of
Fairfield Futures Fund L.P. II:
     In our opinion, the accompanying statement of financial condition, the related statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of Fairfield Futures Fund L.P. II (formerly known as Citigroup Fairfield Futures Fund L.P. II) at December 31, 2008 and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Partnership’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Report of Independent Registered Public Accounting Firm
The Partners
Fairfield Futures Fund L.P. II:
We have audited the accompanying statements of income and expenses and changes in partners’ capital Fairfield Futures Fund L.P. II (formerly, Citigroup Fairfield Futures Fund L.P. II) for the year ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and changes in partners’ capital of Fairfield Futures Fund L.P. II for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
New York, New York
March 24, 2008

Fairfield Futures Fund L.P. II
Statements of Financial Condition
December 31, 2009 and 2008

	2009	2008

Assets:
Investment in Master, at fair value (Note 1)	$44,070,980	$60,716,373
Cash (Note 3c)	103,564	171,400

Total assets	$44,174,544	$60,887,773

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions (Note 3c)	$165,655	$228,329
Management fees (Note 3b)	73,303	100,972
Administrative fees (Note 3a)	18,326	25,243
Professional fees	19,723	57,582
Other	7,471	18,835
Redemptions payable	524,840	7,655,240

Total liabilities	809,318	8,086,201

Partners’ Capital (Notes 1 and 5):
General Partner, 1,250.2679 Unit equivalents outstanding at December 31, 2009 and 2008, respectively	1,339,800	1,345,551
Special Limited Partner, 442.4015 and 1,544.1797 Redeemable Units of Limited Partnership Interest outstanding at December 31, 2009 and 2008, respectively	474,082	1,661,862
Limited Partners, 38,774.5548 and 46,268.2719 Redeemable Units of Limited Partnership Interest outstanding at December 31, 2009 and 2008, respectively	41,551,344	49,794,159

Total partners’ capital	43,365,226	52,801,572

Total liabilities and partners’ capital	$44,174,544	$60,887,773

See accompanying notes to financial statements.

Fairfield Futures Fund L.P. II
Statements of Income and Expenses
for the years ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Income:
Net realized gains (losses) on closed contracts allocated from Master	$2,947,993	$18,751,076	$11,562,268
Change in net unrealized gains (losses) on open contracts allocated from Master	318,499	348,925	(1,906,521)
Interest Income allocated from Master	31,264	690,161	2,284,911
Expenses allocated from Master	(167,985)	(301,466)	(273,193)

Total income (loss)	3,129,771	19,488,696	11,667,465

Expenses:
Brokerage commissions (Note 3c)	2,041,895	2,989,992	3,023,496
Management fees (Note 3b)	903,247	1,321,602	1,336,711
Administrative fees (Note 3a)	225,812	330,403	334,177
Professional fees	117,024	125,698	127,050
Other	34,262	31,028	59,293

Total expenses	3,322,240	4,798,723	4,880,727
Net income (loss) before allocation to Special Limited Partner	(192,469)	14,689,973	6,786,738
Allocation to Special Limited Partner (Note 3b)	(64,276)	(1,517,815)	—

Net income (loss) after allocation to Special Limited Partner	$(256,745)	$13,172,158	$6,786,738

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent (Notes 1 and 6)	$(4.60)	$197.31	$85.38

Weighted average units outstanding	42,526.3913	67,734.9400	80,103.1417

See accompanying notes to financial statements.

Fairfield Futures Fund L.P. II
Statements of Changes in Partners’ Capital
for the years ended December 31, 2009, 2008 and 2007

		Special
	Limited	Limited	General
	Partners	Partner	Partner	Total

Partners’ Capital at December 31, 2006	$60,877,548	$79,352	$574,541	$61,531,441
Sale of 18,052.9703 Redeemable Units of Limited Partnership Interest	14,858,000	—	—	14,858,000
Redemption of 18,275.3118 Redeemable Units of Limited Partnership Interest	(15,219,791)	—	—	(15,219,791)
Net income (loss)	6,716,382	8,538	61,818	6,786,738

Partners’ Capital at December 31, 2007	67,232,139	87,890	636,359	67,956,388
Sale of 4,297.2083 Redeemable Units of Limited Partnership Interest	4,079,000	—	—	4,079,000
Addition of 526.2272 Units of General Partner Interest	—	—	500,000	500,000
Allocation of 1,444.1797 Redeemable Units of Special Limited Partner Interest	—	1,517,815	—	1,517,815
Redemption of 34,524.8501 Redeemable Units of Limited Partnership Interest	(34,423,789)	—	—	(34,423,789)
Net income (loss) available for pro rata distribution	12,906,809	56,157	209,192	13,172,158

Partners’ Capital at December 31, 2008	49,794,159	1,661,862	1,345,551	52,801,572
Sale of 3,576.7524 Redeemable Units of Limited Partnership Interest	3,766,000	—	—	3,766,000
Allocation of 59.3707 Redeemable Units of Special Limited Partner Interest	—	64,276	—	64,276
Redemption of 11,070.4695 Redeemable Units of Limited Partnership Interest	(11,759,877)	—	—	(11,759,877)
Redemption of 1,161.1489 Redeemable Units of Special Limited Partner Interest	—	(1,250,000)	—	(1,250,000)
Net income (loss) available for pro rata distribution	(248,938)	(2,056)	(5,751)	(256,745)

Partners’ Capital at December 31, 2009	$41,551,344	$474,082	$1,339,800	$43,365,226

Net Asset Value per Unit:

2007:	$878.90

2008:	$1,076.21

2009:	$1,071.61

See accompanying notes to financial statements.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
December 31, 2009

1.	Partnership Organization:

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

Between January 12, 2004 (commencement of the offering period) and March 12, 2004, 28,601 redeemable units of Limited Partnership Interest (“Redeemable Units”) and 285 Unit equivalents of General Partnership Interest were sold at $1,000 per unit. The proceeds of the initial offering were held in an escrow account until March 15, 2004 at which time they were remitted to the Partnership for trading. The Partnership privately and continuously offers up to 200,000 Redeemable Units to qualified investors. There is no maximum number of units that may be sold by the Partnership.

Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

On June 1, 2006, the Partnership allocated substantially all of its capital to the CMF Graham Capital Master Fund L.P. (the “Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 74,569.3761 units of the Master with cash equal to $75,688,021. The Master was formed in order to permit accounts managed by Graham Capital Management L.P. (“Graham” or the “Advisor”) using the K4D-12.5 Program, the Advisor’s proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. In addition, the Master’s commodity broker is CGM. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

The financial statements of the Master, including the Condensed Schedule of Investments, are contained elsewhere in this report and should be read together with the Partnership’s financial statements.

At December 31, 2009 and 2008, the Partnership owned approximately 25.7% and 27.1%, respectively of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

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

Fairfield Futures Fund L.P. II
Notes to Financial Statements
December 31, 2009

other circumstances as defined in the Limited Partnership Agreement of the Partnership (the “Limited Partnership Agreement”).

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 established the exclusive authoritative reference for U.S. Generally Accepted Accounting Principles (“GAAP”) for use in financial statements except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows (formerly, FAS No. 102, “Statement of Cash Flows Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

c.	Partnership’s Investments. The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2009.

Partnership’s Fair Value Measurements.  The Partnership adopted ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

In 2009, the Partnership adopted amendments to ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”) which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual

Fairfield Futures Fund L.P. II
Notes to Financial Statements
December 31, 2009

reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Partnership’s Financial Statements.

The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the years ended December 31, 2009 and 2008, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$44,070,980	$—	$44,070,980	$—

Total fair value	$44,070,980	$—	$44,070,980	$—

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$60,716,373	$—	$60,716,373	$—

Total fair value	$60,716,373	$—	$60,716,373	$—

Master’s Investments.  All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Master’s Fair Value Measurements.  The Master adopted ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master

Fairfield Futures Fund L.P. II
Notes to Financial Statements
December 31, 2009

did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2009 and 2008, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Futures	$406,652	$406,652	$—	$—
Forwards	1,562,793	1,309,482	253,311	—

Total assets	1,969,445	1,716,134	253,311	—

Total fair value	$1,969,445	$1,716,134	$253,311	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Futures	$1,162,793	$1,162,793	$—	$—
Forwards	86,222	86,222	—	—

Total assets	1,249,015	1,249,015	—	—

Liabilities
Forwards	$366,179	$—	$366,179	$—

Total liabilities	366,179	—	366,179	—

Total fair value	$882,836	$1,249,015	$(366,179)	$—

Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is

Fairfield Futures Fund L.P. II
Notes to Financial Statements
December 31, 2009

limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

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

The Master does not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses.

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

d.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.

In 2007, the Partnership adopted ASC 740, Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements.

The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States— 2006.

e.	Subsequent Events. In 2009, the Partnership adopted ASC 855, Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
December 31, 2009

f.	Recent Accounting Pronouncements. In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements”, which, among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Partnership’s financial statements disclosures.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.

g.	Certain prior period amounts have been reclassified to conform to the current year presentation.

h.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See footnote 6 for Financial Highlights.

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership. The Partnership will pay the General Partner a monthly administrative fee in return for its services to the Partnership equal to 1/24 of 1% (0.5% per year) of month-end Net Assets of the Partnership. Month-end Net Assets, for the purpose of calculating administrative fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, the General Partner’s administrative fee, the profit share allocation accrual and any redemptions or distributions as of the end of such month. This fee may be increased or decreased at the discretion of the General Partner.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, has entered into a management agreement (the “Management Agreement”) with Graham, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or CGM and is not responsible for the organization or operation of the Partnership. The Partnership pays the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, the General Partner’s administrative fee, the profit share allocation accrual and any redemptions or distributions as of the end of such month. The Management Agreement may be terminated upon notice by either party.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
December 31, 2009

In addition, Graham is a special limited partner (the “Special Limited Partner”) of the Partnership and receives a quarterly profit share allocation to its capital account in the Partnership in the form of units of the Partnership, the value of which shall be equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by Graham on behalf of the Partnership during each calendar quarter and are issued as Special Limited Partner Units.

In allocating substantially all of the assets of the Partnership to the Master, the General Partner considered the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

c.	Customer Agreement:

The Partnership has entered into a customer agreement (the “Customer Agreement”) which provides that the Partnership will pay CGM a monthly brokerage commission equal to 9/24 of 1% (4.5% per year) of month-end Net Assets in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating brokerage commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage commissions, management fee, the General Partner’s administrative fee, profit share allocation accrual, other expenses and any redemptions or distributions as of the end of such month. The Master will pay for National Futures Association fees as well as exchange, clearing, user, give-up and floor brokerage fees (collectively the “clearing fees”). CGM will pay a portion of its brokerage commissions to financial advisors who have sold Redeemable Units in the Partnership. Brokerage commissions will be paid for the life of the Partnership, although the rate at which such commissions are paid may be changed. The Partnership’s assets, not held in the Master’s account at CGM, are held in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. CGM has agreed to pay the Partnership interest on its allocable share of 80% of the average daily equity maintained in cash in the Master’s account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. Alternatively, CGM may place up to all of the Master’s assets in 90-day U.S. Treasury bills and pay the Partnership its allocable share of 80% of the interest earned on Treasury bills purchased. Twenty percent of the interest earned on Treasury bills purchased may be retained by CGM and/or credited to the General Partner. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Partnership’s pro-rata share of the results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreement between the Partnership and CGM and the Master and CGM gives the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210, Balance Sheet (formerly, FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”) have been met.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

The Master adopted ASC 815, Derivatives and Hedging (formerly, FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) as of January 1, 2009 which requires qualitative

Fairfield Futures Fund L.P. II
Notes to Financial Statements
December 31, 2009

disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition, Statements of Income and Expenses and Statements of Changes in Partners’ Capital. All of the commodity interests owned by the Master are held for trading purposes. The average number of futures and metal forward contracts traded for the year ended December 31, 2009 based on a quarterly calculation, was 6,966. The average notional values of currency forward contracts for the year ended December 31, 2009 based on a quarterly calculation, was $944,178,446. The following table indicates the fair values of derivative instruments of futures and forward contracts as separate assets and liabilities.

December 31, 2009

Assets
Futures Contracts
Currencies	$29,498
Energy	357,695
Grains	223,296
Indices	871,966
Interest Rates U.S.	10,273
Interest Rates Non-U.S.	169,828
Livestock	20,482
Metals	93,687
Softs	810,673

Total unrealized appreciation on open futures contracts	$2,587,398

Liabilities
Futures Contracts
Currencies	$(17,658)
Energy	(155,804)
Grains	(131,463)
Indices	(231,926)
Interest Rates U.S.	(104,941)
Interest Rates Non-U.S.	(1,108,842)
Metals	(175,760)
Softs	(254,352)

Total unrealized depreciation on open futures contracts	$(2,180,746)

Net unrealized appreciation on open futures contracts	$406,652 *

Assets
Forward Contracts
Currencies	$7,739,782
Metals	2,324,147

Total unrealized appreciation on open forward contracts	$10,063,929

Liabilities
Forward Contracts
Currencies	$(7,486,471)
Metals	(1,014,665)

Total unrealized depreciation on open forward contracts	$(8,501,136)

Net unrealized appreciation on open forward contracts	$1,562,793 **

Fairfield Futures Fund L.P. II
Notes to Financial Statements
December 31, 2009

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Master’s Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the period ended December 31, 2009.

December 31, 2009
Sector	Gain (loss) from Trading

Currencies	$3,111,674
Energy	(3,297,102)
Grains	(1,460,464)
Indices	15,480,005
Interest Rates U.S.	(3,698,764)
Interest Rates Non-U.S.	(2,767,757)
Livestock	21,968
Softs	1,832,133
Metals	3,246,372

Total	$12,468,065 ***

***	This amount is in “Gain (loss) from trading, net” on the Master’s Statements of Income and Expenses.

5.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become Limited Partners on the first day of the month after their subscription is processed. Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A Limited Partner may require the Partnership to redeem their Redeemable Units at their Net Asset Value per Redeemable Unit as of the last day of any month on ten days notice to the General Partner. There is no fee charged to Limited Partners in connection with redemptions.

6.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2009, 2008 and 2007, were as follows:

	2009	2008	2007

Net realized and unrealized gains (losses)*	$26.62	$239.00	$80.12
Interest income	0.74	9.73	28.54
Expenses **	(31.96)	(51.42)	(23.28)

Increase (decrease) for the year	(4.60)	197.31	85.38
Net Asset Value per Redeemable Unit, beginning of year	1,076.21	878.90	793.52

Net Asset value per Redeemable Unit, end of year	$1,071.61	$1,076.21	$878.90

*	Includes Partnership brokerage commissions and expense allocated from the Master.

**	Excludes Partnership brokerage commissions and expenses allocated from the Master.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
December 31, 2009

	2009	2008	2007

Ratios to Average Net Assets:
Net investment income (loss) before allocation to Special Limited Partner***	(7.7)%	(6.9)%	(4.4)%

Operating expenses	7.8%	8.0%	7.9%
Allocation to Special Limited Partner	0.1%	2.4%	—%

Total expenses	7.9%	10.4%	7.9%

Total return:
Total return before allocation to Special Limited Partner	(0.3)%	26.0%	10.8%
Allocation to Special Limited Partner	(0.1)%	(3.5)%	—%

Total return after allocation to Special Limited Partner	(0.4)%	22.5%	10.8%

***	Interest income allocated from Master less total expenses.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership’s/ Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master have credit risk and concentration risk as the sole counterparty or broker with respect to the Partnership’s/Master’s assets is

Fairfield Futures Fund L.P. II
Notes to Financial Statements
December 31, 2009

CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Partnership’s/Master’s counterparty is an exchange or clearing organization.

The General Partner monitors and attempts to control the Partnership’s/Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2009 and 2008 are summarized below:

	For the period from	For the period from	For the period	For the period from
	October 1, 2009 to	July 1, 2009 to	from April 1, 2009	January 1, 2009 to
	December 31, 2009	September 30, 2009	to June 30, 2009	March 31, 2009
Net realized and unrealized trading gains (losses), expenses and interest income allocated from Master, net of brokerage commissions	$(96,416)	$3,219,232	$(1,078,976)	$(955,964)
Net income (loss) before allocation to Special Limited Partner	$(425,338)	$2,912,328	$(1,381,204)	$(1,298,255)
Net income (loss) after allocation to Special Limited Partner	$(425,338)	$2,848,052	$(1,381,204)	$(1,298,255)
Increase (decrease) in Net Asset Value per Unit	$(11.02)	$69.79	$(33.39)	$(29.98)

	For the period from	For the period from	For the period	For the period from
	October 1, 2008 to	July 1, 2008 to	from April 1, 2008	January 1, 2008 to
	December 31, 2008	September 30, 2008	to June 30, 2008	March 31, 2008
Net realized and unrealized trading gains (losses), expenses and interest income allocated from Master, net of brokerage commissions	$9,049,935	$(3,293,203)	$5,028,423	$5,713,549
Net income (loss) before allocation to Special Limited Partner	$8,646,610	$(3,734,323)	$4,560,112	$5,217,574
Net income (loss) after allocation to Special Limited Partner	$7,646,291	$(3,734,323)	$4,042,616	$5,217,574
Increase (decrease) in Net Asset Value per Unit	$126.71	$(55.94)	$59.14	$67.40

To the Limited Partners of
CMF Graham Capital Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro Chief Financial Officer and Director Ceres Managed Futures LLC General Partner, CMF Graham Capital Master Fund L.P.

Ceres Managed Futures LLC
55 East 59th Street
10th Floor
New York, N.Y. 10022
212-559-2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
CMF Graham Capital Master Fund L.P.:
     We have audited the accompanying statement of financial condition of CMF Graham Capital Master Fund L.P. (the “Partnership”), including the condensed schedule of investments, as of December 31, 2009, and the related statements of income and expenses, and changes in partners’ capital for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Partnership for the years ended December 31, 2008 and 2007 were audited by other auditors whose reports, dated March 26, 2009 and March 24, 2008, expressed unqualified opinions on those statements.
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
     In our opinion, such financial statements present fairly, in all material respects, the financial position of CMF Graham Capital Master Fund L.P. as of December 31, 2009, and the results of its operations and its changes in partners’ capital for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
New York, New York
March 19, 2010

Report of Independent Auditors
To the Partners of
CMF Graham Capital Master Fund L.P.:
     In our opinion, the accompanying statement of financial condition, including the condensed schedule of investments, and the related statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of CMF Graham Capital Master Fund L.P. at December 31, 2008, and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Report of Independent Registered Public Accounting Firm
The Partners
CMF Graham Capital Master Fund L.P.:
We have audited the accompanying statements of income and expenses and changes in partners’ capital of CMF Graham Capital Master Fund L.P. for the year ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and changes in partners’ capital of CMF Graham Capital Master Fund L.P. for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
New York, New York
March 24, 2008

CMF Graham Capital Master Fund L.P.
Statements of Financial Condition
December 31, 2009 and 2008

	2009	2008

Assets:
Equity in commodity futures trading account:
Cash (Note 3c)	$153,765,196	$214,551,266
Cash margin (Note 3c)	15,503,558	9,073,580
Net unrealized appreciation on open futures contracts	406,652	1,162,793
Net unrealized appreciation on open forward contracts	1,562,793	—

Total assets	$171,238,199	$224,787,639

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$—	$279,957
Accrued expenses:
Professional fees	25,939	16,740

Total liabilities	25,939	296,697

Partners’ Capital:
General Partner, 0.0000 Unit equivalents at December 31, 2009 and 2008	—	—
Limited Partners’ Capital, 104,371.4673 and 146,784.8652 Redeemable Units of Limited Partnership Interest outstanding at December 31, 2009 and 2008, respectively	171,212,260	224,490,942

Total liabilities and partners’ capital	$171,238,199	$224,787,639

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Condensed Schedule of Investments
December 31, 2009

	Notional ($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	2	$360	0.00%*
Energy	449	242,192	0.14
Grains	286	34,342	0.02
Indices	1,065	633,603	0.37
Interest Rates U.S.	233	(94,262)	(0.06)
Interest Rates Non-U.S.	1,523	(996,822)	(0.58)
Livestock	74	20,482	0.01
Metals	78	(100,473)	(0.06)
Softs	589	556,321	0.33

Total futures contracts purchased		295,743	0.17

Futures Contracts Sold
Currencies	69	11,480	0.01
Energy	308	(40,301)	(0.02)
Grains	275	57,491	0.03
Indices	7	6,437	0.00 *
Interest Rates U.S.	50	(406)	(0.00)*
Interest Rates Non-U.S.	451	57,808	0.03
Metals	10	18,400	0.01

Total futures contracts sold		110,909	0.06

Unrealized Appreciation on Open Forward Contracts
Currencies	$550,199,867	7,739,782	4.52
Metals	429	2,324,147	1.36

Total unrealized appreciation on open forward contracts		10,063,929	5.88

Unrealized Depreciation on Open Forward Contracts
Currencies	$551,949,465	(7,486,471)	(4.37)
Metals	285	(1,014,665)	(0.59)

Total unrealized depreciation on open forward contracts		(8,501,136)	(4.96)

Total fair value		$1,969,445	1.15%

* Due to rounding.

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Condensed Schedule of Investments
December 31, 2008

	Notional ($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	14	$1,840	0.00%*
Energy	96	325,615	0.15
Grains	52	13,370	0.01
Indices	5	(19,645)	(0.01)
Interest Rates Non-U.S.	1,235	947,609	0.42
Interest Rates U.S.	564	507,653	0.23
Metals	52	33,132	0.01
Softs	13	3,251	0.00 *

Total futures contracts purchased		1,812,825	0.81

Futures Contracts Sold
Currencies	14	8,038	0.00 *
Energy	159	(266,237)	(0.12)
Grains	53	(207,227)	(0.09)
Indices	87	(86,831)	(0.04)
Interest Rates Non-U.S.	17	(9,163)	(0.00)*
Livestock	11	25,220	0.01
Metals	16	(35,970)	(0.02)
Softs	99	(77,862)	(0.03)

Total futures contracts sold		(650,032)	(0.29)

Unrealized Appreciation on Open Forward Contracts
Currencies	$87,112,212	2,398,640	1.07
Metals	59	297,268	0.13

Total unrealized appreciation on open forward contracts		2,695,908	1.20

Unrealized Depreciation on Open Forward Contracts
Currencies	$86,429,816	(2,764,819)	(1.23)
Metals	96	(211,046)	(0.10)

Total unrealized depreciation on open forward contracts		(2,975,865)	(1.33)

Total fair value		$882,836	0.39%

* Due to rounding.

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Statements of Income and Expenses
for the years ended
December 31, 2009, 2008 and 2007

	2009	2008	2007

Income:
Net gains (loss) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$11,381,456	$61,878,532	$37,612,230
Change in net unrealized gains (losses) on open contracts	1,086,609	1,251,182	(7,303,599)

Gain (loss) from trading, net	12,468,065	63,129,714	30,308,631
Interest income	125,256	2,202,621	7,463,020

Total income (loss)	12,593,321	65,332,335	37,771,651

Expenses:
Clearing fees	614,452	940,378	857,460
Professional fees	46,648	30,056	29,466

Total expenses	661,100	970,434	886,926

Net income (loss)	11,932,221	$64,361,901	$36,884,725

Net income (loss) per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$112.10	$396.07	$187.22

Weighted average units outstanding	118,814.5765	167,979.9211	208,730.7408

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended
December 31, 2009, 2008 and 2007

Partners’
Capital

Partners’ Capital at December 31, 2006	$226,673,516
Net income (loss)	36,884,725
Sale of 20,875.4865 Redeemable Units of Limited Partnership Interest	21,067,811
Redemption of 62,214.7369 Redeemable Units of Limited Partnership Interest	(63,568,645)
Distribution of interest income to feeder funds	(7,463,020)

Partners’ Capital at December 31, 2007	213,594,387
Net income (loss)	64,361,901
Sale of 3,998.1810 Redeemable Units of Limited Partnership Interest	5,096,496
Redemption of 43,548.1379 Redeemable Units of Limited Partnership Interest	(56,359,221)
Distribution of interest income to feeder funds	(2,202,621)

Partners’ Capital at December 31, 2008	224,490,942
Net income (loss)	11,932,221
Sale of 7,455.9216 Redeemable Units of Limited Partnership Interest	11,912,177
Redemption of 49,869.3195 Redeemable Units of Limited Partnership Interest	(76,997,824)
Distribution of interest income to feeder funds	(125,256)

Partners’ Capital at December 31, 2009	$171,212,260

Net Asset Value per Redeemable Unit of Limited Partnership Interest:

2007:	$1,146.29

2008:	$1,529.39

2009:	$1,640.41

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2009

1.	Partnership Organization:

CMF Graham Capital Master Fund L.P. (the “Master”) is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, livestock, metals, softs, U.S. and non-U.S. interest rates. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of redeemable units of Limited Partnership Interest (“Redeemable Units”).

Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Master. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Master, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

On April 1, 2006 (commencement of trading operations), Diversified 2000 Futures Fund L.P. (formerly Citigroup Diversified 2000 Futures Fund L.P.) (“Diversified 2000”), Smith Barney Global Markets Futures Fund (“Global Markets”), Diversified Multi-Advisor Futures Fund L.P. (formerly Smith Barney Diversified Futures Fund L.P.) (“Diversified I”) and Diversified Multi-Advisor Futures Fund L.P. II (formerly Smith Barney Diversified Futures Fund L.P. II) (“Diversified II”) each allocated a portion of its capital to the Master. Diversified 2000 purchased 41,952.2380 Redeemable Units with cash equal to $41,952,238. Global Markets purchased 2,355.5550 Redeemable Units with cash equal to $2,355,555. Diversified I purchased 14,741.1555 Redeemable Units with cash equal to $14,741,156. Diversified II purchased 11,192.9908 Redeemable Units with cash equal to $11,192,991. On May 1, 2006, Alera Portfolios SPC. (“Alera SPC”) allocated a portion of its capital to the Master and purchased 4,592.0784 Redeemable Units with cash equal to $4,801,938. On June 1, 2006, Fairfield Futures Fund L.P. II (formerly Citigroup Fairfield Futures Fund L.P. II) (“Fairfield II”) allocated substantially all of its capital and Tactical Diversified Futures Fund L.P. (formerly Citigroup Diversified Futures Fund L.P.) (“Tactical Diversified”) allocated a portion of its capital to the Master. Fairfield II purchased 74,569.3761 Redeemable Units with cash equal to $75,688,021. Tactical Diversified purchased 101,486.0491 Redeemable Units with cash equal to $103,008,482. As of March 31, 2007, Alera SPC fully redeemed its investment of 1,805.5482 Redeemable Units with a fair value of $1,661,443, which includes interest income of $7,289. As of December 31, 2007, Global Markets fully redeemed its investment of 1,566.2278 Redeemable Units with a fair value of $1,799,772, which includes interest income of $4,415. The Master was formed to permit commodity pools managed now or in the future by Graham Capital Management, L.P. (the “Advisor”), using the K4D — 12.5 program, the Advisor’s proprietary, systematic trading program, to invest together in one trading vehicle.

The Master operates under a structure where its investors consist of Diversified 2000, Diversified I, Diversified II, Fairfield II and Tactical Diversified (each a “Feeder”, collectively the “Funds”) with approximately 13.2%, 5.4%, 4.6%, 25.7% and 51.1% investments in the Master at December 31, 2009, respectively. Diversified 2000, Diversified I, Diversified II, Fairfield II and Tactical Diversified had approximately 12.6%, 5.0%, 4.7%, 27.1% and 50.6% investments in the Master at December 31, 2008, respectively.

CMF Graham Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2009

The Master will be liquidated upon the first to occur of the following: December 31, 2025; or under certain other circumstances as defined in the Limited Partnership Agreement of the Master (the “Limited Partnership Agreement”).

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 established the exclusive authoritative reference for U.S. generally accepted accounting principles (“GAAP”) for use in financial statements except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Master’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Master is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows (formerly, FAS No. 102, “Statement of Cash Flows Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

c.	Master’s Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Master’s Fair Value Measurements.  The Master adopted ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

CMF Graham Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2009

In 2009, the Master adopted amendments to ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”) which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Master’s Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Master’s Financial Statements.

The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2009 and 2008, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Futures	$406,652	$406,652	$—	$—
Forwards	1,562,793	1,309,482	253,311	—

Total assets	1,969,445	1,716,134	253,311	—

Total fair value	$1,969,445	$1,716,134	$253,311	$—

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Futures	$1,162,793	$1,162,793	$—	$—
Forwards	86,222	86,222	—	—

Total assets	1,249,015	1,249,015	—	—

Liabilities
Forwards	$366,179	$—	$366,179	$—

Total liabilities	366,179	—	366,179	—

Total fair value	$882,836	$1,249,015	$(366,179)	$—

d.	Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the

CMF Graham Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2009

daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

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

The Master does not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses.

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

In 2007, the Master adopted ASC 740, Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Master’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Master level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Master’s financial statements.

CMF Graham Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2009

The following is the major tax jurisdiction for the Master and the earliest tax year subject to examination: United States — 2006.

i.	Subsequent Events. In 2009, the Master adopted ASC 855, Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

j.	Recent Accounting Pronouncements. In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements”, which, among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Master’s financial statements disclosures.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.

k.	Certain prior period amounts have been reclassified to conform to current year presentation.

l.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See footnote 6 for Financial Highlights.

3.	Agreements:

a.	Limited Partnership Agreement:

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
December 31, 2009

c.	Customer Agreement:

The Master has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively the “clearing fees”) are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2009 and 2008, the amounts of cash held by the Master for margin requirements was $15,503,558 and $9,073,580, respectively. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210, Balance Sheet (formerly, FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”) have been met.

All of the commodity interests owned by the Master are held for trading purposes. The average number of futures and metal forward contracts traded for the year ended December 31, 2009 based on a quarterly calculation, was 6,966. The average notional values of currency forward contracts for the year ended December 31, 2009 based on a quarterly calculation, was $944,178,446.

The Master adopted ASC 815, Derivatives and Hedging (formerly, FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition, Statements of Income and Expenses and Statements of Changes in Partners’ Capital. The following table indicates the fair values of derivative instruments of futures and forward contracts as separate assets and liabilities.

CMF Graham Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2009

December 31, 2009

Assets
Futures Contracts
Currencies	$29,498
Energy	357,695
Grains	223,296
Indices	871,966
Interest Rates U.S.	10,273
Interest Rates Non-U.S.	169,828
Livestock	20,482
Metals	93,687
Softs	810,673

Total unrealized appreciation on open futures contracts	$2,587,398

Liabilities
Futures Contracts
Currencies	$(17,658)
Energy	(155,804)
Grains	(131,463)
Indices	(231,926)
Interest Rates U.S.	(104,941)
Interest Rates Non-U.S.	(1,108,842)
Metals	(175,760)
Softs	(254,352)

Total unrealized depreciation on open futures contracts	$(2,180,746)

Net unrealized appreciation on open futures contracts	$406,652 *

Assets
Forward Contracts
Currencies	$7,739,782
Metals	2,324,147

Total unrealized appreciation on open forward contracts	$10,063,929

Liabilities
Forward Contracts
Currencies	$(7,486,471)
Metals	(1,014,665)

Total unrealized depreciation on open forward contracts	$(8,501,136)

Net unrealized appreciation on open forward contracts	$1,562,793 **

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

CMF Graham Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2009

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the period ended December 31, 2009.

December 31, 2009
Sector	Gain (loss) from Trading

Currencies	$3,111,674
Energy	(3,297,102)
Grains	(1,460,464)
Indices	15,480,005
Interest Rates U.S.	(3,698,764)
Interest Rates Non-U.S.	(2,767,757)
Livestock	21,968
Softs	1,832,133
Metals	3,246,372

Total	$12,468,065 ***

***	This amount is in “Gain (loss) from trading, net” on the Statements of Income and Expenses.

5.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become Limited Partners on the first day of the month after their subscription is processed. A Limited Partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Master in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The Redeemable Units are classified as a liability when the Limited Partner elects to redeem and informs the Master.

6.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Partnership Interest for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Net realized and unrealized gains (losses)*	$111.45	$383.27	$150.83
Interest income	1.08	12.97	36.54
Expenses**	(0.43)	(0.17)	(0.15)

Increase (decrease) for the period	112.10	396.07	187.22
Distribution of interest income to feeder funds	(1.08)	(12.97)	(36.54)
Net Asset Value per Redeemable Unit, beginning of year	1,529.39	1,146.29	995.61

Net Asset Value per Redeemable Unit, end of year	$1,640.41	$1,529.39	$1,146.29

Ratios to Average Net Assets:
Net investment income (loss)***	(0.3)%	0.6%	3.0%

Operating expenses	0.4%	0.4%	0.4%

Total return	7.3%	34.6%	18.8%

*	Includes clearing fees.

**	Excludes clearing fees.

***	Interest income less total expenses.

CMF Graham Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2009

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master has credit risk and concentration risk as the sole counterparty or broker with respect to the Master’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Master’s counterparty is an exchange or clearing organization.

The General Partner monitors and attempts to control the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for Graham Capital Master for the years ended December 31, 2009 and 2008 are summarized below:

	For the period from	For the period from	For the period	For the period from
	October 1, 2009 to	July 1, 2009 to	from April 1, 2009	January 1, 2009 to
	December 31, 2009	September 30, 2009	to June 30, 2009	March 31, 2009
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$1,522,383	$14,250,196	$(2,335,820)	$(1,457,890)
Net income (loss)	$1,502,514	$14,240,193	$(2,344,541)	$(1,465,945)
Increase (decrease) in Net Asset Value per Redeemable Unit	$13.91	$135.03	$(21.43)	$(15.41)

	For the period from	For the period from	For the period	For the period from
	October 1, 2008 to	July 1, 2008 to	from April 1, 2008	January 1, 2008 to
	December 31, 2008	September 30, 2008	to June 30, 2008	March 31, 2008
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$34,035,718	$(8,466,890)	$18,680,824	$20,142,305
Net income (loss)	$34,029,127	$(8,473,481)	$18,672,387	$20,133,868
Increase (decrease) in Net Asset Value per Redeemable Unit	$224.58	$(52.04)	$112.99	$110.54

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     KPMG LLP (“KPMG”) was previously the principal accountant for the Partnership through June 26, 2008. On June 27, 2008, KPMG was dismissed as principal accountant and PricewaterhouseCoopers LLP (“PwC”) was engaged as the independent registered public accounting firm. From June 27, 2008 through July 22, 2009, PwC was the principal accountant for the Partnership. On July 22, 2009, PwC was dismissed as principal accountant and on July 23, 2009 Deloitte & Touche LLP (“Deloitte”) was engaged as the independent registered public accounting firm. The decision to change accountants was approved by the General Partner of the Partnership.
     In connection with the audit of the fiscal year ended December 31, 2008, and through July 22, 2009, and the audit of the fiscal year ended December 31, 2007, and through June 26, 2008, there were no disagreements with PwC or KPMG, respectively, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference thereto in their report on the financial statements for the corresponding year.
     The respective audit report of PwC and KPMG on the financial statements of the Partnership as of and for the years ended December 31, 2008 and 2007, respectively, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principle.
Item 9A(T). Controls and Procedures.
          The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.
          Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.
          The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
          The report included in “Item 8. Financial Statements and Supplementary Data.” includes management’s report on internal control over financial reporting (“Management’s Report”) and an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s Report was not required to be audited by the Partnership’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Partnership to provide only managements’s report in this annual report. Management elected to have its internal control over financial reporting audited.
          There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Item 9B. Other Information.
          None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.
          The Partnership has no officers, directors or significant employees and its affairs are managed by its General Partner, Ceres Managed Futures LLC. Investment decisions are made by the Advisor.
          The officers and directors of the General Partner are Jerry Pascucci (President, Chief Investment Officer and Director), Jennifer Magro (Chief Financial Officer, Vice President and Director), Daryl Dewbrey (Secretary and Director), Shelley Deavitt Ullman (Senior Vice President and Director) and Raymond Nolte (Director). Each director holds office until his or her successor is elected, or until his or her earlier death, resignation or removal. Vacancies on the board of directors may be filled by appointment by the sole member of the General Partner, Morgan Stanley Smith Barney Holdings LLC which wholly owns the General Partner, or by unanimous vote of the remaining directors, depending on the circumstances of the vacancy. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer holds office until his or her death, resignation or removal.
          Mr. Pascucci, age 40, is President, Chief Investment Officer and Director of the General Partner (since March 2007, May 2005 and June 2005, respectively). Mr. Pascucci’s principal status was approved by the National Futures Association (“NFA”) in June 2005. He is also registered as an associated person of the General Partner (since June 2009) and of Morgan Stanley Smith Barney LLC (“Morgan Stanley Smith Barney”) (since August 2009). From March 2007 to July 2009, Mr. Pascucci was a Managing Director of Citigroup Alternative Investments LLC (“CAI”), a division of Citigroup Inc. (“Citigroup”) that administers its hedge fund and fund of funds businesses, and until July 2009, its commodity pool business. He was also Chief Investment Officer of CAI’s Hedge Fund Management Group from March 2007 to July 2009. He was registered as an associated person of Citigroup Global Markets Inc. (“Citigroup Global Markets”) from February 2006 to July 2009. Mr. Pascucci has been responsible for trading advisor selection, due diligence and portfolio construction for managed futures funds and accounts since May 1999. Between May 1996 and May 1999, Mr. Pascucci served as a Senior Credit Risk Officer for Citigroup Global Markets, focused primarily on market and counterparty risks associated with Citigroup Global Markets’ commodity pool and hedge fund clients. Prior to joining Citigroup Global Markets in May 1996, Mr. Pascucci was employed (from October 1992) by ABN AMRO North America at its European American Bank subsidiary as a corporate banking officer where he facilitated the establishment of credit lines and other loan facilities for corporate clients.
          Ms. Magro, age 38, is Chief Financial Officer, Director and Vice President of the General Partner (since October 2006, May 2005 and August 2001, respectively). Ms. Magro’s principal status was approved by the NFA in June 2005. She was also a Managing Director of CAI and Chief Operating Officer of CAI’s Hedge Fund Management Group from October 2006 to July 2009. Ms. Magro is responsible for the financial, administrative and operational functions of the General Partner. She is also responsible for the accounting and financial and regulatory reporting of the General Partner’s managed futures funds. From March 1999 to July 2009, Ms. Magro was responsible for the accounting and financial and regulatory reporting of Citigroup’s managed futures funds. She had similar responsibilities with CAI’s Hedge Fund Management Group (from October 2006 to July 2009). Prior to joining Citigroup Global Markets in January 1996, Ms. Magro was employed by Prudential Securities Inc. (from July 1994) as a staff accountant whose duties included the calculation of net asset values for commodity pools and real estate investment products.
          Mr. Dewbrey, age 39, is Secretary and Director of the General Partner (since July 2009 and March 2007, respectively). He registered as an associated person of the General Partner in January 2004 and became a principal of the General Partner in March 2007. He is also registered as an associated person of Morgan Stanley Smith Barney (since August 2009). He was registered as an associated person of Citigroup Global Markets from March 1998 to July 2009. Mr. Dewbrey has worked with the General Partner in varying capacities since April 2001, and, since May 2005, Mr. Dewbrey has been head of managed futures product development. Mr. Dewbrey was a director of CAI responsible for marketing and client services for CAI’s Hedge Fund Management Group from February 2007 to July 2009. From October 1997 to September 2000, Mr. Dewbrey was head of Citigroup Global Markets’ managed futures trading desk. In September 2000, Mr. Dewbrey was selected for the Salomon Smith Barney Sales and Trading Training Program. Mr. Dewbrey began his career in the futures markets with Rosenthal Collins Group, a futures brokerage firm, where he worked from May 1990 to October 1997 in varying capacities on the trading floors of the Chicago Board of Trade, COMEX and the New York Mercantile Exchange. Mr. Dewbrey is a member of the Managed Funds Association and the Futures Industry Association.
          Ms. Ullman, age 51, is a Managing Director of Citigroup Global Markets’ Futures Division and a Senior Vice President and Director of the General Partner (since May 1997 and April 1994, respectively). Ms. Ullman’s principal status was approved by the NFA in June 1994. She was registered as an associated person of the General Partner from January 2004 to July 2009. Ms. Ullman is registered as an associated person of Citigroup Global Markets (since July 1993). She is also the branch manager of the Citigroup Global Markets branch that supports the General Partner (since January 2002). Previously, Ms. Ullman was a Vice President of Lehman Brothers (October 1985 to July 1993), with responsibility for execution, administration, operations and performance analysis for managed futures funds and accounts. She was registered as an associated person of Lehman Brothers Inc. (from February 1983 to July 1993) and was principal of Lehman Brothers Capital Management Corp. (from April 1989 to July 1993).
          Mr. Nolte, age 48, is the Chief Executive Officer and the Chairman of the Investment Committee of CAI’s Hedge Fund Management Group. He registered as an associated person and became a principal of the General Partner in March 2007. He was appointed a Director of the General Partner in March 2007. He is also registered as an associated person of Citigroup Global Markets (since October 2005). He registered as an associated person and became a principal of CAI in March 2007. Prior to joining CAI in September 2005, Mr. Nolte worked at Deutsche Bank and its affiliate Deutsche Asset Management (from June 1999 to September 2005). He was registered as an associated person and was a principal of DB Capital Advisors Inc. (from July 2000 to May 2005) and DB Investment Managers Inc. (from May 2002 to June 2005). Prior to that, Mr. Nolte worked for Bankers Trust (from May 1983 until the firm was acquired by Deutsche Bank in June 1999). During his employment at Deutsche Asset Management, Mr. Nolte served as the Global Head and Chief Investment Officer of the DB Absolute Return Strategies (“DB ARS”) Fund of Funds business, the Chairman of the DB ARS Fund of Funds Investment Committee, the Vice Chairman of DB ARS and Head of the Single Manager Hedge Fund business. While employed at Deutsche Bank and Deutsche Asset Management, Mr. Nolte’s duties included overseeing the firm’s fund of funds and hedge fund businesses. Mr. Nolte was the founder and head of the Investment Committee for the Topiary Fund, Deutsche Bank’s first fund of hedge funds. The DB ARS Fund of Hedge Funds platform grew to $7 billion in assets under management during Mr. Nolte’s tenure. That business was comprised of several multi-manager, multi-strategy funds as well as single strategy funds and separate accounts.
          The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors, and has not established an audit committee because it has no board of directors.

Item 11.	Executive Compensation.
          The Partnership has no directors or officers. Its affairs are managed by its General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under “Item 1. Business.” Brokerage commissions and clearing fees of $2,041,895 were earned by CGM for the year ended December 31, 2009. Management fees of $903,247 were earned by the Advisor for the year ended December 31, 2009. Administrative fees of $225,812 were earned by the General Partner for the year ended December 31, 2009. A profit share allocation of $64,276 was earned by the Advisor for the year ended December 31, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.
          (a) Security ownership of certain beneficial owners. As of February 28, 2010, the Partnership knows of no person who beneficially owns more than five percent (5%) of the Redeemable Units outstanding.
          (b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The General Partner owns units of general partnership interest equivalent to 1,250.2679 Redeemable Units (3.1%) of Limited Partnership Interest as of December 31, 2009.
                Principles of the General Partner who own Redeemable Units. None.
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
          (1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte in the period from July 23, 2009 through December 31, 2009, PwC in the period from June 27, 2008 through July 22, 2009 and KPMG in the period from January 1, 2008 through June 26, 2008 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

Deloitte	$54,244

PwC	$28,921

KPMG	$7,083
          (2) Audit-Related Fees. None
          (3) Tax Fees. In the last two fiscal years, Deloitte did not provide any professional services for tax compliance, tax advice or tax planning. The aggregate fees billed for each of the last two fiscal years for professional services rendered by PwC for tax compliance and tax advice given in the preparation of the Partnership’s Schedule K1s, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns were:

2009	$15,000

2008	$10,650
          (4) All Other Fees. None.
          (5) Not Applicable.
          (6) Not Applicable.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements:
Statements of Financial Condition at December 31, 2009 and 2008.
Statements of Income and Expenses for the years ended December 31, 2009, 2008 and 2007.
Statements of Changes in Partners’ Capital for the years ended December 31, 2009, 2008 and 2007.
Notes to Financial Statements.
          (2)   Exhibits:
3.1 — Limited Partnership Agreement (filed as Exhibit 3.2 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).
3.2 Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York (filed as Exhibit 3.1 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).
     (a) Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated September 21, 2005 (filed as Exhibit 3.2A on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
     (b) Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated September 19, 2008 (filed as Exhibit 3.2B on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).
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
10.2 Form of Subscription Agreement (filed as Exhibit 10.4 to the Partnership’s Form 10 filed on April 29, 2005 and incorporated herein by reference).
10.3 Agency Agreement among the Partnership, the General Partner and CGM (filed as Exhibit 10.3 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).
     (a) Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC, dated June 1, 2009 (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).
10.4 Management Agreement among the Partnership, the General Partner and Graham (filed as Exhibit 10.1 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).
     (a) Letter extending the Management Agreement between the General Partner and Graham Capital Management L.P. for 2009 (filed herein).
16.1 Letter dated July 23, 2009 from PricewaterhouseCoopers LLP regarding Change in Certifying Accountant (filed as Exhibit 16.1 to the Form 8-K filed on July 24, 2009)
16.2 Letter dated June 26, 2008 from KPMG LLP regarding Change in Certifying Accountant (filed as Exhibit 16.1 to the
Form 8-K filed on July 1, 2008)
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

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 2010.
Fairfield Futures Fund L.P. II

By:	Ceres Managed Futures LLC

(General Partner)

By:	/s/ Jerry Pascucci

Jerry Pascucci,
President & Director
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Jerry Pascucci	/s/ Shelley Deavitt Ullman

Jerry Pascucci	Shelley Deavitt Ullman
President and Director Ceres Managed Futures LLC	Director Ceres Managed Futures LLC

/s/ Jennifer Magro	/s/ Daryl Dewbrey

Jennifer Magro	Daryl Dewbrey
Chief Financial Officer and Director (Principal Accounting Officer)	Director Ceres Managed Futures LLC
Ceres Managed Futures LLC

/s/ Raymond Nolte

Raymond Nolte
Director Ceres Managed Futures LLC
          Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.
          Annual Report to Limited Partners
          No proxy material has been sent to Limited Partners.