Form 10-Q
period 2010-03-31
FAIRFIELD FUTURES FUND LP II
filed 2010-05-17
CIK 1276262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
Yes       No X
As of April 30, 2010, 39,037.3516 Limited Partnership Redeemable Units were outstanding.

FAIRFIELD FUTURES FUND L.P. II
FORM 10-Q
INDEX

		Page
PART I - Financial Information:		Number

Item 1.	Financial Statements:

	Statements of Financial Condition at March 31, 2010 and December 31, 2009 (unaudited)	3

	Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2010 and 2009 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of CMF Graham Capital Master Fund L.P. (unaudited)	5–19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20–22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23–24

Item 4.	Controls and Procedures	25

PART II - Other Information		26
Exhibits

31.1 Certification

31.2 Certification

32.1 Certification

32.2 Certification
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I
Item 1. Financial Statements
Fairfield Futures Fund L.P. II
Statements of Financial Condition
(Unaudited)

	March 31,	December 31,
	2010	2009
Assets:
Investment in Master, at fair value	$40,877,952	$44,070,980
Cash	108,336	103,564

Total assets	$40,986,288	$44,174,544

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$153,699	$165,655
Management fees	68,010	73,303
Administrative fees	17,002	18,326
Other	26,593	27,194
Redemptions payable	100,837	524,840

Total liabilities	366,141	809,318

Partners’ Capital:
General Partner, 546.3187 and 1,250.2679 Unit equivalents outstanding at March 31, 2010 and December 31, 2009, respectively	559,802	1,339,800
Special Limited Partner, 442.4015 Redeemable Units of Limited Partnership Interest outstanding at March 31, 2010 and December 31, 2009	453,320	474,082
Limited Partners, 38,653.2032 and 38,774.5548 Redeemable Units of Limited Partnership Interest outstanding at March 31, 2010 and December 31, 2009, respectively	39,607,025	41,551,344

Total partners’ capital	40,620,147	43,365,226

Total liabilities and partners’ capital	$40,986,288	$44,174,544

Net Asset Value per Unit	$1,024.68	$1,071.61

See accompanying notes to financial statements.

Fairfield Futures Fund L.P. II
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Income:
Net realized gains (losses) on closed contracts allocated from Master	$(1,774,206)	$209,572
Change in net unrealized gains (losses) on open contracts allocated from Master	614,908	(585,551)
Interest income allocated from Master	4,827	10,591
Expenses allocated from Master	(28,647)	(31,830)

Total income (loss)	(1,183,118)	(397,218)

Expenses:
Brokerage fees	454,179	558,746
Management fees	200,960	247,032
Administrative fees	50,240	61,758
Other	41,886	33,501

Total expenses	747,265	901,037

Net income (loss) before allocation to Special Limited Partner	(1,930,383)	(1,298,255)
Allocation to Special Limited Partner	—	—

Net income (loss) after allocation to Special Limited Partner	(1,930,383)	(1,298,255)
Additions — Limited Partners	1,562,000	605,000
Redemptions — General Partner	(700,077)	—
Redemptions — Limited Partners	(1,676,619)	(6,145,906)
Redemptions — Special Limited Partner	—	(1,250,000)

Net increase (decrease) in Partners’ Capital	(2,745,079)	(8,089,161)
Partners’ Capital, beginning of period	43,365,226	52,801,572

Partners’ Capital, end of period	$40,620,147	$44,712,411

Net Asset Value per Unit (39,641.9234 and 42,736.8632 Units outstanding at March 31, 2010 and 2009, respectively)	$1,024.68	$1,046.23

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(46.93)	$(29.98)

Weighted average units outstanding	39,926.3534	46,011.4381

See accompanying notes to financial statements.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2010
(Unaudited)
1.   General:
Fairfield Futures Fund L.P. II (the “Partnership”) is a limited partnership that was organized on December 18, 2003 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The Partnership commenced trading operations on March 15, 2004. The commodity interests that are traded by the Partnership, through its investment in the Master (as defined below), are volatile and involve a high degree of market risk.
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
Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.
On June 1, 2006, the Partnership allocated substantially all of its capital to the CMF Graham Capital Master Fund L.P. (the “Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 74,569.3761 units of the Master with cash equal to $75,688,021. The Master was formed in order to permit accounts managed by Graham Capital Management L.P. (“Graham” or the “Advisor”) using the K4D-12.5 Program, the Advisor’s proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. In addition, the Advisor is a special limited partner (the “Special Limited Partner”) of the Partnership. The Master’s commodity broker is CGM. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master-feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.
The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended March 31, 2010.
At March 31, 2010, the Partnership owned approximately 23.6% of the Master. At December 31, 2009, the Partnership owned approximately 25.7% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partner’s Capital are included herein.
The General Partner and each limited partner share in the profits and losses of the Partnership, after the allocation to the Special Limited Partner, in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.
The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2010 and December 31, 2009, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2010 and

Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2010
(Unaudited)
2009. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2009.
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
On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 established the exclusive authoritative reference for GAAP for use in financial statements except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.
The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows.
Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2010
(Unaudited)
The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2010 and December 31, 2009 and Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2010 and 2009 are presented below:
CMF Graham Capital Master Fund L.P.
Statements of Financial Condition
(Unaudited)

	March 31,	December 31,
	2010	2009
Assets:
Equity in trading account:
Cash	$137,401,197	$153,765,196
Cash margin	30,868,219	15,503,558
Net unrealized appreciation on open futures contracts	3,990,467	406,652
Net unrealized appreciation on open forward contracts	1,279,616	1,562,793

Total assets	$173,539,499	$171,238,199

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Professional fees	$8,576	$25,939

Total liabilities	8,576	25,939

Partners’ Capital:
General Partner, 0.0000 Unit equivalents at March 31, 2010 and December 31, 2009	—	—
Limited Partners’, 108,613.7805 and 104,371.4673 Redeemable Units of Limited Partnership Interest outstanding at March 31, 2010 and December 31, 2009, respectively	173,530,923	171,212,260

Total liabilities and partners’ capital	$173,539,499	$171,238,199

Net Asset Value per Redeemable Unit	$1,597.69	$1,640.41

Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2010
(Unaudited)
CMF Graham Capital Master Fund L.P.
Condensed Schedule of Investments
March 31, 2010
(Unaudited)

	Notional ($)/ Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	109	$21,323	0.01%
Energy	697	1,359,272	0.78
Grains	134	(36,408)	(0.02)
Indices	2,987	1,137,681	0.66
Interest Rates U.S.	854	(131,134)	(0.08)
Interest Rates Non-U.S.	3,153	356,744	0.21
Livestock	122	134,391	0.08
Metals	145	254,465	0.15
Softs	158	38,168	0.02

Total futures contracts purchased		3,134,502	1.81

Futures Contracts Sold
Currencies	15	(22,175)	(0.01)
Energy	673	9,422	0.01
Grains	743	993,532	0.57
Indices	13	(19,181)	(0.01)
Interest Rates U.S.	121	(45,262)	(0.03)
Interest Rates Non-U.S.	757	100,543	0.06
Metals	25	(11,988)	(0.01)
Softs	119	(148,926)	(0.09)

Total futures contracts sold		855,965	0.49

Unrealized Appreciation on Open Forward Contracts
Currencies	$582,900,624	7,029,635	4.05
Metals	145	355,293	0.21

Total unrealized appreciation on open forward contracts		7,384,928	4.26

Unrealized Depreciation on Open Forward Contracts
Currencies	$480,371,238	(5,955,270)	(3.43)
Metals	48	(150,042)	(0.09)

Total unrealized depreciation on open forward contracts		(6,105,312)	(3.52)

Total fair value		$5,270,083	3.04%

Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2010
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
March 31, 2010
(Unaudited)
CMF Graham Capital Master Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$(7,243,824)	$1,019,322
Change in net unrealized gains (losses) on open contracts	3,300,638	(2,397,781)

Gain (loss) from trading, net	(3,943,186)	(1,378,459)
Interest income	20,418	44,764

Total income (loss)	(3,922,768)	(1,333,695)

Expenses:
Clearing fees	103,022	124,195
Professional fees	16,712	8,055

Total expenses	119,734	132,250

Net income (loss)	(4,042,502)	(1,465,945)
Additions — Limited Partners	27,645,697	1,605,319
Redemptions — Limited Partners	(21,264,114)	(35,023,076)
Distribution of interest income to feeder funds	(20,418)	(44,764)

Net increase (decrease) in Partners’ Capital	2,318,663	(34,928,466)
Partners’ Capital, beginning of period	171,212,260	224,490,942

Partners’ Capital, end of period	$173,530,923	$189,562,476

Net Asset Value per Redeemable Unit (108,613.7805 and 125,235.7645 Redeemable Units outstanding at March 31, 2010 and 2009, respectively)	$1,597.69	$1,513.64

Net income (loss) per Redeemable Unit of Limited Partnership Interest	$(42.53)	$(15.41)

Weighted average units outstanding	112,101.8549	141,232.1007

Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2010
(Unaudited)
2.   Financial Highlights:
Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,
	2010	2009

Net realized and unrealized gains (losses) *	$(39.62)	$(22.81)
Interest income	0.12	0.24
Expenses **	(7.43)	(7.41)

Increase (decrease) for the period	(46.93)	(29.98)
Net Asset Value per Redeemable Unit, beginning of period	1,071.61	1,076.21

Net Asset Value per Redeemable Unit, end of period	$1,024.68	$1,046.23

*	Includes Partnership brokerage fees and clearing fees allocated from Master.

**	Excludes Partnership brokerage fees and clearing fees allocated from Master.

	Three Months Ended
	March 31,
	2010	2009

Ratios to average net assets:***
Net investment income (loss) before allocation to Special Limited Partner****	(7.8)%	(7.7)%

Operating expenses	7.8%	7.8%
Allocation to Special Limited Partner	—%	—%

Total expenses	7.8%	7.8%

Total return:
Total return before allocation to Special Limited Partner	(4.4)%	(2.8)%
Allocation to Special Limited Partner	—%	—%

Total return after allocation to Special Limited Partner	(4.4)%	(2.8)%

***	Annualized (except for allocation to Special Limited Partner, if applicable).

****	Interest income allocated from Master less total expenses.
The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2010
(Unaudited)
Financial Highlights of the Master:

	Three Months Ended
	March 31,
	2010	2009

Net realized and unrealized gains (losses) *	$(42.57)	$(15.69)
Interest income	0.19	0.34
Expenses **	(0.15)	(0.06)

Increase (decrease) for the period	(42.53)	(15.41)
Distribution of interest income to feeder funds	(0.19)	(0.34)
Net Asset Value per Redeemable Unit, beginning of period	1,640.41	1,529.39

Net Asset Value per Redeemable Unit, end of period	$1,597.69	$1,513.64

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended
	March 31,
	2010	2009

Ratios to average net assets:***
Net investment income (loss) ****	(0.2)%	(0.2)%

Operating expenses	0.3%	0.3%

Total return	(2.6)%	(1.0)%

***	Annualized.

****	Interest income less total expenses.
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
The customer agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210, Balance Sheet has been met.
Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2010
(Unaudited)
The Master adopted ASC 815, Derivatives and Hedging Activities as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Partners’ Capital. All of the commodity interests owned by the Master are held for trading purposes. The average number of futures contracts traded for the three months ended March 31, 2010 and 2009 based on a monthly calculation, were 7,499 and 6,920, respectively. The average number of metal forward contracts traded for the three months ended March 31, 2010 and 2009 based on a monthly calculation, were 398 and 307, respectively. The average notional values of currency forward contracts for the three months ended March 31, 2010 and 2009 based on a monthly calculation, were $948,091,563 and $722,478,456, respectively. The following tables indicate the fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of March 31, 2010 and December 31, 2009.

March 31, 2010
Assets
Futures Contracts
Currencies	$48,568
Energy	2,256,049
Grains	1,003,873
Indices	1,650,745
Interest Rates U.S.	29,268
Interest Rates Non-U.S.	951,375
Livestock	137,371
Metals	266,727
Softs	169,000

Total unrealized appreciation on open futures contracts	$6,512,976

Liabilities
Futures Contracts
Currencies	$(49,420)
Energy	(887,355)
Grains	(46,749)
Indices	(532,245)
Interest Rates U.S.	(205,664)
Interest Rates Non-U.S.	(494,088)
Livestock	(2,980)
Metals	(24,250)
Softs	(279,758)

Total unrealized depreciation on open futures contracts	$(2,522,509)

Net unrealized appreciation on open futures contracts	$3,990,467 *

March 31, 2010
Assets
Forward Contracts
Currencies	$7,029,635
Metals	355,293

Total unrealized appreciation on open forward contracts	$7,384,928

Liabilities
Forward Contracts
Currencies	$(5,955,270)
Metals	(150,042)

Total unrealized depreciation on open forward contracts	$(6,105,312)

Net unrealized appreciation on open forward contracts	$1,279,616 **

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Master’s Statements of Financial Condition.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2010
(Unaudited)

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
The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2010 and 2009.

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
Sector	Gain (loss) from trading		Gain (loss) from trading
Currencies	$134,058		$(1,441,645)
Energy	(9,678)		715,890
Grains	241,683		(512,858)
Indices	(3,173,756)		929,326
Interest Rates U.S.	(871,170)		(602,408)
Interest Rates Non-U.S.	2,225,302		877,979
Livestock	237,965		125,556
Metals	(865,965)		(1,027,106)
Softs	(1,861,625)		(443,193)

Total	$(3,943,186	)***	$(1,378,459	)***

***	This amount is in “Gain (loss) from trading, net” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2010
(Unaudited)
4.   Fair Value Measurement:
Partnership’s Investments. The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2009.
Partnership’s Fair Value Measurements. The Partnership adopted ASC 820, Fair Value Measurements and Disclosures as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
In 2009, the Partnership adopted amendments to ASC 820 which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Partnership’s Financial Statements.
The Partnership values investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2010
(Unaudited)

		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	3/31/2010	Assets (Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master
Total fair value	$40,877,952	$—	$40,877,952	$—

	$40,877,952	$—	$40,877,952	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Investment in Master	$44,070,980	$—	$44,070,980	$—

Total fair value	$44,070,980	$—	$44,070,980	$—

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
Master’s Fair Value Measurements. The Master adopted ASC 820 as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2010
(Unaudited)
The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended March 31, 2010 and December 31, 2009, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	3/31/2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Futures	$3,990,467	$3,990,467	$—	$—
Forwards	1,279,616	205,251	1,074,365	—

Total assets	5,270,083	4,195,718	1,074,365	—

Total fair value	$5,270,083	$4,195,718	$1,074,365	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Futures	$406,652	$406,652	$—	$—
Forwards	1,562,793	1,309,482	253,311	—

Total assets	1,969,445	1,716,134	253,311	—

Total fair value	$1,969,445	$1,716,134	$253,311	$—

5.   Financial Instrument Risks:
In the normal course of its business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.
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

Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2010
(Unaudited)
6.    Critical Accounting Policies
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
Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230.
Partnership’s Investments. The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2009.
Partnership’s and the Master’s Fair Value Measurements. The Partnership and the Master adopted ASC 820 as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Master did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
The Partnership values investments in Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments that are are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended March 31, 2010 and December 31, 2009, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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

Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2010
(Unaudited)
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
In 2007, the Partnership adopted ASC 740, Income Taxes which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likelythan-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements.
The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States- 2006.
Subsequent Events. In 2009, the Partnership adopted ASC 855, Subsequent Events. The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.
Recent Accounting Pronouncements. In January 2010, the FASB issued guidance, which, among other things, amends ASC 820, Fair Value Measurements and Disclosures to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Partnership’s financial statements.
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
Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources
The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2010.
The Partnership’s capital consists of capital contributions of the partners, as increased or decreased by gains or losses allocated from the Master on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.
For the three months ended March 31, 2010, Partnership capital decreased 6.3% from $43,365,226 to $40,620,147. This decrease was attributable to a net loss from operations of $1,930,383 coupled with the redemption of 1,682.8735 Redeemable Units totaling $1,676,619 and 703.9492 General Partner Unit equivalents totaling $700,077, which was partially offset by the additional sales of 1,561.5219 Redeemable Units totaling $1,562,000. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.
The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of units and distribution of profits, if any.
For the three months ended March 31, 2010, the Master’s capital increased 1.4% from $171,212,260 to $173,530,923. This increase was attributable to the additional sales of 18,018.3740 redeemable units totaling $27,645,697, which was partially offset by the net loss from operations of $4,042,502 coupled with the redemption of 13,776.0608 redeemable units totaling $21,264,114 and distribution of interest income to feeder funds totaling $20,418. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.
Critical Accounting Policies
Partnership’s Investments. The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2009.
Partnership’s and the Master’s Fair Value Measurements. The Partnership and the Master adopted ASC 820 as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Master did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
The Partnership values investments in Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments that are are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended March 31, 2010 and December 31, 2009, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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
Results of Operations
During the Partnership’s first quarter of 2010, the Net Asset Value per Redeemable Unit decreased 4.4% from $1,071.61 to $1,024.68 as compared to a decrease of 2.8% in the first quarter of 2009. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage fees and related fees in the first quarter of 2010 of $1,159,298. Losses were primarily attributable to the trading of commodity futures in energy, U.S. interest rates, metals, softs and indices and were partially offset by gains in currencies, non-U.S. interest rates and livestock. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage fees and related fees in the first quarter of 2009 of $375,979. Losses were primarily attributable to the trading of commodity futures in currencies, grains, U.S. interest rates, metals, and softs and were partially offset by gains in energy, non-U.S. interest rates, livestock, and indices.
The first quarter of 2010 began with uncertainty in the markets, primarily due to the sovereign debt crisis that seemed to engulf Greece and Dubai. These concerns were later alleviated, as governments and central banks strongly indicated their resolve to prevent such events from hampering the slow growth that seemed to emerge in most economies. The Partnership was profitable in currencies, grains, non-U.S. interest rates and livestock while losses were seen in energy, U.S. interest rates, metals, agricultural softs and equity indices.
In currencies, emerging market currencies and commodity centric currencies contributed to the gains whereas smaller losses were seen in some European region currencies. The Partnership was profitable in non-U.S. interest rates as the yields on German bonds declined due to a flight to quality within the European region. In grains, modest gains were seen as gains in wheat and corn were partially offset by losses in the soybean complex.
In the energy sector, the Partnership capitalized on the bearish trend in natural gas, however some of these gains were given back in crude oil which remained volatile. In agricultural softs, sugar was the primary source of losses following a sharp reversal in prices on easing supply concerns. In metals, industrial metals contributed to losses, declining steeply at first, and then rallying later in the quarter. In U.S. interest rates, modest losses were seen as the U.S. economy stabilized and the yield curve steepened. In equity indices, the strong bullish trend that emerged in 2009 was significantly interrupted by the sovereign debt crisis. This contributed to losses, primarily in the European equity indices.
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

Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master, was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place up to all of the Master’s assets in 90-day Treasury bills and pay the Partnership its allocable share of 80% of the interest earned on the U.S. Treasury bills purchased. Twenty percent of the interest earned on U.S. Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income allocated from the Master for the three months ended March 31, 2010 decreased by $5,764 as compared to the corresponding period in 2009. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three months ended March 31, 2010 as compared to the corresponding period in 2009. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which the Partnership nor CGM has control.
Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three months ended March 31, 2010 decreased by $104,567 as compared to the corresponding period in 2009. The decrease in brokerage fees is due to lower average net assets as compared to the corresponding period in 2009.
Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2010 decreased by $46,072 as compared to the corresponding period in 2009. The decrease in management fees is due to lower average net assets as compared to the corresponding period in 2009.
Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three months ended March 31, 2010 decreased by $11,518 as compared to the corresponding period in 2009. The decrease in administrative fees is due to lower average net assets as compared to the corresponding period in 2009.
Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no profit share allocations earned for the three months ended March 31, 2010 and 2009. The Advisor will not be allocated a profit share until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2010, and the highest, lowest and average values during the three months ended March 31, 2010. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.
As of March 31, 2010, the Master’s total capitalization was $173,530,923 and the Partnership owned approximately 23.6% of the Master. The Partnership invests substantially all of its assets in the Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in the Master as of March 31, 2010 was as follows:
March 31, 2010
(Unaudited)

			Three Months Ended March 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$5,908,731	3.40%	$6,008,186	$1,372,618	$3,215,427
Energy	1,646,017	0.95%	1,646,017	236,269	977,806
Grains	842,890	0.49%	964,687	449,250	716,901
Interest Rates U.S.	548,097	0.32%	1,192,375	68,806	657,819
Interest Rates Non-U.S.	3,802,830	2.19%	4,305,447	757,824	2,799,663
Livestock	97,600	0.06%	106,400	60,000	89,067
Metals	1,201,963	0.69%	1,504,876	494,357	912,735
Softs	436,174	0.25%	1,144,148	436,174	700,338
Indices	11,617,981	6.69%	11,617,981	1,646,140	5,650,039

Total	$26,102,283	15.04%

*	Average month end Values at Risk.

Item 4.	Controls and Procedures
The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.
Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.
The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There are no material legal proceedings pending against the Partnership or the General Partner.
Credit Crisis Related Matters
Citigroup and its affiliates, including CGM, continue to defend lawsuits and arbitrations asserting claims for damages and related relief for losses arising from the global financial credit and subprime-mortgage crisis that began in 2007. Certain of these actions have been resolved, through either settlements or court proceedings.
In addition, Citigroup and its affiliates, including CGM, continue to cooperate fully in response to subpoenas and requests for information from the Securities and Exchange Commission and other government agencies in connection with various formal and informal inquiries concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including CGM, are involved in discussions with certain of their regulators to resolve certain of these matters.

Item 1A.	Risk Factors
There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
For the three months ended March 31, 2010 there were additional sales of 1,561.5219 Redeemable Units totaling $1,562,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under section 4(2) of the Securities Act of 1933, as amended and section 506 of Regulation D promulgated thereunder. These units were purchased by accredited investors as defined in Regulation D.
Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options, forwards and swap contracts.
The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
		(b) Average	of Redeemable Units	Redeemable Units that
	(a) Total Number	Price Paid	Purchased as Part	May Yet Be
	of Redeemable	per Redeemable	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Unit*	Plans or Programs	Plans or Programs
January 1, 2010 – January 31, 2010	1,357.1915	$994.50	N/A	N/A
February 1, 2010 – February 28, 2010	227.2734	$994.64	N/A	N/A
March 1, 2010 – March 31, 2010	98.4086	$1,024.68	N/A	N/A
	1,682.8735	$996.28	N/A	N/A

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
** Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.	Defaults Upon Senior Securities – None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information – None.

Item 6.	Exhibits
3.1	Limited Partnership Agreement (filed as Exhibit 3.1 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).

3.2	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York (filed as Exhibit 3.1 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).
(a)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated September 21, 2005 (filed as Exhibit 3.2A to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated September 19, 2008 (filed as Exhibit 3.2B to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference).
10.1	Customer Agreement between the Partnership and CGM (filed as Exhibit 10.2 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).

10.2	Form of Subscription Agreement (filed as Exhibit 10.4 to the Partnership’s Form 10 filed on April 29, 2005 and incorporated herein by reference).

10.3	Escrow Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).

10.4	Agency Agreement among the Partnership, the General Partner and CGM (filed as Exhibit 10.3 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).
(a)	Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC, dated June 1, 2009 (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).
10.5	Management Agreement among the Partnership, the General Partner and Graham (filed as Exhibit 10.1 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).
(a)	Letter extending the Management Agreement between the General Partner and Graham for 2008 (filed as Exhibit 10.9 to the Form 10-K filed March 31, 2009 and incorporated herein by reference).
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

Date:  May 17, 2010

By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director (Principal Accounting Officer)

Date:  May 17, 2010