Form 10-Q
period 2010-06-30
FAIRFIELD FUTURES FUND LP II
filed 2010-08-16
CIK 1276262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to           .
Commission File Number 000-51282
FAIRFIELD FUTURES FUND L.P. II

(Exact name of registrant as specified in its charter)

New York	56-2421596

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
c/o Ceres Managed Futures LLC
522 Fifth Avenue — 14th Floor
New York, New York 10036

(Address of principal executive offices) (Zip Code)
(212) 296-1999

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
Yes       No X
As of July 31, 2010, 38,875.0646 Limited Partnership Redeemable Units were outstanding.

FAIRFIELD FUTURES FUND L.P. II
FORM 10-Q
INDEX

		Page
PART I - Financial Information:		Number

Item 1.	Financial Statements:

	Statements of Financial Condition at June 30, 2010 and December 31, 2009 (unaudited)	3

	Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2010 and 2009 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of CMF Graham Capital Master Fund L.P. (unaudited)	5–19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20–22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23–24

Item 4.	Controls and Procedures	25

PART II - Other Information		26
Exhibits

31.1 Certification

31.2 Certification

32.1 Certification

32.2 Certification

PART I
Item 1. Financial Statements
Fairfield Futures Fund L.P. II
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2010	2009
Assets:
Investment in Master, at fair value	$39,766,217	$44,070,980
Cash	77,749	103,564

Total assets	$39,843,966	$44,174,544

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$149,415	$165,655
Management fees	66,132	73,303
Administrative fees	16,533	18,326
Other	15,488	27,194
Redemptions payable	232,733	524,840

Total liabilities	480,301	809,318

Partners’ Capital:
General Partner, 546.3187 and 1,250.2679 unit equivalents outstanding at June 30, 2010 and December 31, 2009, respectively	551,476	1,339,800
Special Limited Partner, 442.4015 units outstanding at June 30, 2010 and December 31, 2009	446,578	474,082
Limited Partners, 38,006.6589 and 38,774.5548 Redeemable Units outstanding at June 30, 2010 and December 31, 2009, respectively	38,365,611	41,551,344

Total partners’ capital	39,363,665	43,365,226

Total liabilities and partners’ capital	$39,843,966	$44,174,544

Net asset value per unit	$1,009.44	$1,071.61

See accompanying notes to financial statements.

Fairfield Futures Fund L.P. II
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Income:
Net realized gains (losses) on closed contracts allocated from Master	$1,537,006	$(510,045)	$(237,200)	$(300,473)
Change in net unrealized gains (losses) on open contracts allocated from Master	(1,296,770)	(39,876)	(681,862)	(625,427)
Interest income allocated from Master	10,111	8,829	14,938	19,420
Expenses allocated from Master	(41,985)	(43,041)	(70,632)	(74,871)

Total income (loss)	208,362	(584,133)	(974,756)	(981,351)

Expenses:
Brokerage fees	461,925	494,843	916,104	1,053,589
Management fees	204,466	218,783	405,426	465,815
Administrative fees	51,117	54,695	101,357	116,453
Other	90,536	28,750	132,422	62,251

Total expenses	808,044	797,071	1,555,309	1,698,108

Net income (loss) before allocation to Special Limited Partner	(599,682)	(1,381,204)	(2,530,065)	(2,679,459)
Allocation to Special Limited Partner	—	—	—	—

Net income (loss) after allocation to Special Limited Partner	(599,682)	(1,381,204)	(2,530,065)	(2,679,459)
Additions — Limited Partners	1,894,000	641,000	3,456,000	1,246,000
Redemptions — General Partner	—	—	(700,077)	—
Redemptions — Limited Partners	(2,550,800)	(2,314,177)	(4,227,419)	(8,460,083)
Redemptions — Special Limited Partner	—	—	—	(1,250,000)

Net increase (decrease) in Partners’ Capital	(1,256,482)	(3,054,381)	(4,001,561)	(11,143,542)
Partners’ Capital, beginning of period	40,620,147	44,712,411	43,365,226	52,801,572

Partners’ Capital, end of period	$39,363,665	$41,658,030	$39,363,665	$41,658,030

Net asset value per unit (38,995.3791 and 41,129.9612 units outstanding at June 30, 2010 and 2009, respectively)	$1,009.44	$1,012.84	$1,009.44	$1,012.84

Net income (loss) per Redeemable Unit and General Partner unit equivalent	$(15.24)	$(33.39)	$(62.17)	$(63.37)

Weighted average units outstanding	39,784.0795	42,295.8205	39,855.2165	44,153.6293

See accompanying notes to financial statements.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2010
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
The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended June 30, 2010.
At June 30, 2010, the Partnership owned approximately 23.0% of the Master. At December 31, 2009, the Partnership owned approximately 25.7% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partner’s Capital are included herein.
The General Partner and each limited partner share in the profits and losses of the Partnership, after the allocation to the Special Limited Partner, in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2010 and December 31, 2009, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2010 and

Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2010
(Unaudited)
2009. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2009.
The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.
On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) or (the “Codification”). ASC 105 established the exclusive authoritative reference for GAAP for use in financial statements except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.
The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows.
Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2010
(Unaudited)
The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2010 and December 31, 2009 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2010 and 2009 are presented below:
CMF Graham Capital Master Fund L.P.
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2010	2009
Assets:
Equity in trading account:
Cash	$160,960,877	$153,765,196
Cash margin	12,119,774	15,503,558
Net unrealized appreciation on open futures contracts	1,121,437	406,652
Net unrealized appreciation on open forward contracts	—	1,562,793

Total assets	$174,202,088	$171,238,199

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$1,401,521	$—
Accrued expenses:
Professional fees	34,745	25,939

Total liabilities	1,436,266	25,939

Partners’ Capital:
General Partner, 0.0000 unit equivalents at June 30, 2010 and December 31, 2009	—	—
Limited Partners, 107,646.4306 and 104,371.4673 units outstanding at June 30, 2010 and December 31, 2009, respectively	172,765,822	171,212,260

Total liabilities and partners’ capital	$174,202,088	$171,238,199

Net asset value per unit	$1,604.94	$1,640.41

Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2010
(Unaudited)
CMF Graham Capital Master Fund L.P.
Condensed Schedule of Investments
June 30, 2010
(Unaudited)

	Notional ($)/ Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	84	$43,876	0.03%
Energy	422	(1,102,178)	(0.64)
Grains	78	12,174	0.01
Indices	227	(713,964)	(0.41)
Interest Rates U.S.	1,338	1,242,684	0.72
Interest Rates Non-U.S.	1,371	999,779	0.58
Metals	138	213,878	0.12
Softs	192	(78,107)	(0.05)

Total futures contracts purchased		618,142	0.36

Futures Contracts Sold
Currencies	32	19,873	0.01
Energy	394	873,201	0.51
Grains	263	(183,391)	(0.11)
Indices	133	126,200	0.07
Interest Rates U.S.	106	(107,619)	(0.06)
Interest Rates Non-U.S.	193	(155,793)	(0.09)
Livestock	21	(1,987)	(0.00)*
Softs	126	(67,189)	(0.04)

Total futures contracts sold		503,295	0.29

Unrealized Appreciation on Open Forward Contracts
Currencies	$347,120,651	4,962,727	2.87
Metals	82	204,689	0.12

Total unrealized appreciation on open forward contracts		5,167,416	2.99

Unrealized Depreciation on Open Forward Contracts
Currencies	$379,451,815	(6,414,406)	(3.71)
Metals	79	(154,531)	(0.09)

Total unrealized depreciation on open forward contracts		(6,568,937)	(3.80)

Total fair value		$(280,084)	(0.16)%

*	Due to rounding.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2010
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

Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2010
(Unaudited)
CMF Graham Capital Master Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$6,507,871	$(2,081,559)	$(735,953)	$(1,062,237)
Change in net unrealized gains (losses) on open contracts	(5,550,167)	(127,219)	(2,249,529)	(2,525,000)

Gain (loss) from trading, net	957,704	(2,208,778)	(2,985,482)	(3,587,237)
Interest income	43,047	35,038	63,465	79,802

Total income (loss)	1,000,751	(2,173,740)	(2,922,017)	(3,507,435)

Expenses:
Clearing fees	122,520	162,080	225,542	286,275
Professional fees	56,562	8,721	73,274	16,776

Total expenses	179,082	170,801	298,816	303,051

Net income (loss)	821,669	(2,344,541)	(3,220,833)	(3,810,486)
Additions — Limited Partners	8,957,500	641,000	36,603,197	2,246,319
Redemptions — Limited Partners	(10,501,223)	(21,833,912)	(31,765,337)	(56,856,988)
Distribution of interest income to feeder funds	(43,047)	(35,038)	(63,465)	(79,802)

Net increase (decrease) in Partners’ Capital	(765,101)	(23,572,491)	1,553,562	(58,500,957)
Partners’ Capital, beginning of period	173,530,923	189,562,476	171,212,260	224,490,942

Partners’ Capital, end of period	$172,765,822	$165,989,985	$172,765,822	$165,989,985

Net asset value per unit (107,646.4306 and 111,260.7682 units outstanding at June 30, 2010 and 2009, respectively)	$1,604.94	$1,491.90	$1,604.94	$1,491.90

Net income (loss) per unit	$7.64	$(21.43)	$(34.89)	$(36.84)

Weighted average units outstanding	110,176.4975	119,962.3942	111,139.1762	130,597.2474

Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2010
(Unaudited)
2.   Financial Highlights:
Changes in the net asset value per Redeemable Unit for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net realized and unrealized gains (losses) *	$(6.45)	$(26.40)	$(46.07)	$(49.21)
Interest income	0.25	0.21	0.37	0.45
Expenses **	(9.04)	(7.20)	(16.47)	(14.61)

Increase (decrease) for the period	(15.24)	(33.39)	(62.17)	(63.37)
Net asset value per Redeemable Unit, beginning of period	1,024.68	1,046.23	1,071.61	1,076.21

Net asset value per Redeemable Unit, end of period	$1,009.44	$1,012.84	$1,009.44	$1,012.84

*	Includes Partnership brokerage fees and clearing fees allocated from Master.

**	Excludes Partnership brokerage fees and clearing fees allocated from Master.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Ratios to average net assets:***
Net investment income (loss) before allocation to Special Limited Partner****	(8.4)%	(7.7)%	(8.1)%	(7.7)%

Operating expenses	8.5%	7.8%	8.2%	7.8%
Allocation to Special Limited Partner	—%	—%	—%	—%

Total expenses	8.5%	7.8%	8.2%	7.8%

Total return:
Total return before allocation to Special Limited Partner	(1.5)%	(3.2)%	(5.8)%	(5.9)%
Allocation to Special Limited Partner	—%	—%	—%	—%

Total return after allocation to Special Limited Partner	(1.5)%	(3.2)%	(5.8)%	(5.9)%

***	Annualized (except for allocation to Special Limited Partner, if applicable).

****	Interest income allocated from Master less total expenses.
The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2010
(Unaudited)
Financial Highlights of the Master:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net realized and unrealized gains (losses) *	$7.78	$(21.66)	$(34.79)	$(37.35)
Interest income	0.39	0.31	0.58	0.65
Expenses **	(0.53)	(0.08)	(0.68)	(0.14)

Increase (decrease) for the period	7.64	(21.43)	(34.89)	(36.84)
Distribution of interest income to feeder funds	(0.39)	(0.31)	(0.58)	(0.65)
Net asset value per unit, beginning of period	1,597.69	1,513.64	1,640.41	1,529.39

Net asset value per unit, end of period	$1,604.94	$1,491.90	$1,604.94	$1,491.90

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Ratios to average net assets:***
Net investment income (loss) ****	(0.3)%	(0.3)%	(0.3)%	(0.2)%

Operating expenses	0.4%	0.4%	0.4%	0.3%

Total return	0.5%	(1.4)%	(2.1)%	2.4%

***	Annualized.

****	Interest income less total expenses.
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
The customer agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210, Balance Sheet, has been met.
Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2010
(Unaudited)
The Master adopted ASC 815, Derivatives and Hedging Activities as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Partners’ Capital. All of the commodity interests owned by the Master are held for trading purposes. The average number of futures contracts traded for the three months ended June 30, 2010 and 2009 based on a monthly calculation, were 5,546 and 6,118, respectively. The average number of futures contracts traded for the six months ended June 30, 2010 and 2009, based on a monthly calculation, were 6,523 and 6,519, respectively. The average number of metal forward contracts traded for the three months ended June 30, 2010 and 2009 based on a monthly calculation, were 370 and 352, respectively. The average number of metal forward contracts traded for the six months ended June 30, 2010 and 2009 based on a monthly calculation, were 384 and 330, respectively. The average notional values of currency forward contracts for the three months ended June 30, 2010 and 2009 based on a monthly calculation, were $905,512,964 and $1,097,059,633, respectively. The average notional values of currency forward contracts for the six months ended June 30, 2010 and 2009, based on a monthly calculation, were $926,802,263 and $909,769,044, respectively. The following tables indicate the fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of June 30, 2010 and December 31, 2009.

June 30, 2010
Assets
Futures Contracts
Currencies	$79,539
Energy	874,054
Grains	37,689
Indices	134,749
Interest Rates U.S.	1,253,371
Interest Rates Non-U.S.	1,040,744
Metals	261,124
Softs	61,147

Total unrealized appreciation on open futures contracts	$3,742,417

Liabilities
Futures Contracts
Currencies	$(15,790)
Energy	(1,103,031)
Grains	(208,906)
Indices	(722,513)
Interest Rates U.S.	(118,306)
Interest Rates Non-U.S.	(196,758)
Livestock	(1,987)
Metals	(47,246)
Softs	(206,443)

Total unrealized depreciation on open futures contracts	$(2,620,980)

Net unrealized appreciation on open futures contracts	$1,121,437 *

Assets
Forward Contracts
Currencies	$4,962,727
Metals	204,689

Total unrealized appreciation on open forward contracts	$5,167,416

Liabilities
Forward Contracts
Currencies	$(6,414,406)
Metals	(154,531)

Total unrealized depreciation on open forward contracts	$(6,568,937)

Net unrealized depreciation on open forward contracts	$(1,401,521) **

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” on the Master’s Statements of Financial Condition.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2010
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
The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended	Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009		June 30, 2010		June 30, 2009
Sector	Gain (loss) from trading	Gain (loss) from trading		Gain (loss) from trading		Gain (loss) from trading
Currencies	$(962,550)	$1,387,340		$(828,492)		$(54,305)
Energy	(3,137,463)	(1,207,603)		(3,147,141)		(491,713)
Grains	(861,766)	(148,803)		(620,083)		(661,661)
Indices	(2,650,631)	(959,375)		(5,824,387)		(30,049)
Interest Rates U.S.	3,481,716	484,764		2,610,546		(117,644)
Interest Rates Non-U.S.	6,018,887	(755,916)		8,244,189		122,063
Livestock	(35,595)	22,062		202,370		147,618
Metals	(712,724)	(468,005)		(1,578,689)		(1,495,111)
Softs	(182,170)	(563,242)		(2,043,795)		(1,006,435)

Total	$957,704 ***	$(2,208,778	)***	$(2,985,482	)***	$(3,587,237	)***

***	This amount is in “Gain (loss) from trading, net” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2010
(Unaudited)
4.   Fair Value Measurement:
Partnership’s Investments. The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2009.
Partnership’s Fair Value Measurements. The Partnership adopted ASC 820, Fair Value Measurements and Disclosures, as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
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
The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended June 30, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	6/30/2010	Assets (Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master
Total fair value	$39,766,217	$—	$39,766,217	$—

	$39,766,217	$—	$39,766,217	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Investment in Master	$44,070,980	$—	$44,070,980	$—

Total fair value	$44,070,980	$—	$44,070,980	$—

Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2010
(Unaudited)
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
The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended June 30, 2010 and December 31, 2009, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	6/30/2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Futures	$1,121,437	$1,121,437	$—	$—
Forwards	50,158	50,158	—	—

Total assets	1,171,595	1,171,595	—	—

Liabilities
Forwards	$1,451,679	$—	$1,451,679	$—

Total liabilities	1,451,679	—	1,451,679	—

Total fair value	$(280,084)	$1,171,595	$(1,451,679)	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Futures	$406,652	$406,652	$—	$—
Forwards	1,562,793	1,309,482	253,311	—

Total assets	1,969,445	1,716,134	253,311	—

Total fair value	$1,969,445	$1,716,134	$253,311	$—

Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2010
(Unaudited)
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
June 30, 2010
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
The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended June 30, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended June 30, 2010 and December 31, 2009, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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

Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2010
(Unaudited)
London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses.
ASC 740, Income Taxes, provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likelythan-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements.
The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States- 2006.
Subsequent Events. In 2009, the Partnership adopted ASC 855, Subsequent Events. The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are filed. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.
Recent Accounting Pronouncements. In January 2010, the FASB issued guidance, which, among other things, amends ASC 820, Fair Value Measurements and Disclosures, to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Partnership’s financial statements.
In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update were effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.
Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources
The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2010.
The Partnership’s capital consists of capital contributions of the partners, as increased or decreased by gains or losses allocated from the Master on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.
For the six months ended June 30, 2010, Partnership capital decreased 9.2% from $43,365,226 to $39,363,665. This decrease was attributable to a net loss from operations of $2,530,065 coupled with the redemption of 4,164.0613 Redeemable Units totaling $4,227,419 and 703.9492 General Partner unit equivalents totaling $700,077, which was partially offset by the additional sales of 3,396.1654 Redeemable Units totaling $3,456,000. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.
The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of units and distribution of profits, if any.
For the six months ended June 30, 2010, the Master’s capital increased 0.9% from $171,212,260 to $172,765,822. This increase was attributable to the additional sales of 23,521.1795 units totaling $36,603,197, which was partially offset by the net loss from operations of $3,220,833 coupled with the redemption of 20,246.2162 units totaling $31,765,337 and distribution of interest income to feeder funds totaling $63,465. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.
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
The Partnership values investments in Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended June 30, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments that are are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended June 30, 2010 and December 31, 2009, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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
London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
Results of Operations
During the Partnership’s second quarter of 2010, the net asset value per Redeemable Unit decreased 1.5% from $1,024.68 to $1,009.44 as compared to a decrease of 3.2% in the second quarter of 2009. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the second quarter of 2010 of $240,236. Gains were primarily attributable to the Master’s trading of commodity futures in U.S. and non-U.S. interest rates and were partially offset by losses in currencies, energy, grains, livestock, metals, softs and indices. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage fees and related fees in the second quarter of 2009 of $549,921. Losses were primarily attributable to the trading of commodity futures in energy, grains, non-U.S. interest rates, metals, softs and indices and were partially offset by gains in currencies, livestock, and U.S. interest rates.
Equity markets sold off sharply during the second quarter of 2010, as the global economic recovery decelerated and investors began to worry about a “double dip” recession. In Europe, the global credit crisis continued to morph into a sovereign debt crisis, placing significant constraints on governments’ ability to maintain unprecedented deficit spending programs. Profits earned in interest rates were offset by losses recorded in currencies, energy, grains, agricultural softs, metals and equity indices.
The Partnership was profitable in U.S. and non-U.S. interest rates, as the flight to quality caused the yields on treasury notes to decrease. Both the U.S. Treasuries and the German Government Bonds were perceived as temporary safe havens compared to other assets.
In currencies, the Euro fell sharply compared to the U.S. Dollar in response to falling confidence in the integrity of the European Union due to the debt levels of Greece and other countries. The Partnership recorded losses mainly from currencies of the materials exporting countries such as Canada and Australia although some of these losses were offset by gains from trading the Euro. In the energy sector, losses were recorded mostly in crude oil, natural gas and heating oil. As the cost of risk increased due to the sovereign debt crisis, the prices for crude oil fell. In the metals sector, while precious metals contributed to some modest gains, these were offset by losses recorded in industrial metals which sold off in conjunction with the correction in equity markets. In grains, the Partnership registered losses mainly from wheat. In equity indices, the Partnership recorded losses as the equity markets sold off on concerns over the sovereign debt crisis brewing in the European Union.
During the partnership’s six months ended June 30, 2010, the net asset value per Redeemable Unit decreased 5.8% from $1,071.61 to $1,009.44 as compared to a decrease of 5.9% for the six months ended June 30, 2009. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage fees and related fees in the six months ended June 30, 2010 of $919,062. Losses were primarily attributable to the trading of commodity futures in currencies, energy, grains, metals, softs and indices and were partially offset by gains in U.S. and non-U.S. interest rates and livestock. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage fees and related fees in the six months ended June 30, 2009 of $925,900. Losses were primarily attributable to the trading of commodity futures in energy, grains, U.S. and non-U.S. interest rates, metals, softs and indices and were partially offset by gains in currencies and livestock.
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

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master, was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place up to all of the Master’s assets in 90-day Treasury bills and pay the Partnership its allocable share of 80% of the interest earned on the U.S. Treasury bills purchased. Twenty percent of the interest earned on U.S. Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income allocated from the Master for the three months ended June 30, 2010 increased by $1,282 and for the six months ended June 30, 2010 decreased by $4,482, as compared to the corresponding periods in 2009. The increase in interest income is primarily due to higher U.S. Treasury bill rates during the three months ended June 30, 2010 as compared to the corresponding period in 2009. The decrease in interest income is primarily due to lower average daily equity during the six months ended June 30, 2010 as compared to the corresponding period in 2009. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which neither the Partnership nor CGM has control.
Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and six months ended June 30, 2010 decreased by $32,918 and $137,485, respectively, as compared to the corresponding periods in 2009. The decrease in brokerage fees is due to lower average net assets during the three and six months ended June 30, 2010 as compared to the corresponding periods in 2009.
Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2010 decreased by $14,317 and $60,389, respectively, as compared to the corresponding periods in 2009. The decrease in management fees is due to lower average net assets during the three and six months ended June 30, 2010 as compared to the corresponding periods in 2009.
Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three and six months ended June 30, 2010 decreased by $3,578 and $15,096, respectively, as compared to the corresponding periods in 2009. The decrease in administrative fees is due to lower average net assets during the three and six months ended June 30, 2010 as compared to the corresponding periods in 2009.
Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no profit share allocations earned for the three and six months ended June 30, 2010 and 2009. The Advisor will not be allocated a profit share until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of June 30, 2010, and the highest, lowest and average values during the three months ended June 30, 2010. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.
As of June 30, 2010, the Master’s total capitalization was $172,765,822 and the Partnership owned approximately 23.0% of the Master. The Partnership invests substantially all of its assets in the Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in the Master as of June 30, 2010 was as follows:
June 30, 2010
(Unaudited)

			Three Months Ended June 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$4,186,657	2.43%	$11,364,239	$3,592,799	$6,381,232
Energy	629,905	0.37%	1,660,132	241,249	813,781
Grains	276,712	0.16%	897,305	225,545	322,607
Interest Rates U.S.	1,209,670	0.70%	1,209,670	122,353	1,081,967
Interest Rates Non-U.S.	1,614,885	0.93%	3,842,629	1,339,777	2,025,529
Livestock	16,800	0.01%	98,400	800	28,800
Metals	1,251,009	0.72%	1,771,142	546,154	1,034,416
Softs	523,240	0.30%	595,242	234,092	378,950
Indices	5,368,005	3.11%	13,726,706	1,342,606	6,657,556

Total	$15,076,883	8.73%

*	Average month end Values at Risk.

Item 4.	Controls and Procedures
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
The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
There are no material changes to the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

Item 1A.	Risk Factors
          There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report ended March 31, 2010 except that the following disclosure supersedes the risk factor set forth therein titled, “Regulatory changes could restrict the Partnership’s operations”.
Regulatory changes could restrict the Partnership’s operations.
     Regulatory changes could adversely affect the Partnership by restricting its trading activities and/or increasing the costs or taxes to which the investors are subject. On July 21, 2010, the President signed into law major financial services reform legislation in the form of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”). Among other things, the Act grants the CFTC and SEC broad rulemaking authority to implement various provisions of the Act including comprehensive regulation of the OTC derivatives market. The implementation of the Act could adversely affect the Partnership by increasing transaction and/or regulatory compliance costs. In addition, greater regulatory scrutiny may increase the Partnership’s and the General Partner’s exposure to potential liabilities. Increased regulatory oversight can also impose administrative burdens on the General Partner, including, without limitation, responding to investigations and implementing new policies and procedures. As a result, the General Partner’s time, attention and resources may be diverted from portfolio management activities. Other potentially adverse regulatory initiatives could develop suddenly and without notice.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
For the three months ended June 30, 2010 there were additional sales of 1,834.6435 Redeemable Units totaling $1,894,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under section 4(2) of the Securities Act of 1933, as amended and section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D.
Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options, forwards and swap contracts.
The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
		(b) Average	of Redeemable Units	Redeemable Units that
	(a) Total Number	Price Paid	Purchased as Part	May Yet Be
	of Redeemable	per Redeemable	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Unit*	Plans or Programs	Plans or Programs
April 1, 2010 – April 30, 2010	231.9659	$1,038.52	N/A	N/A
May 1, 2010 – May 31, 2010	2,018.6651	$1,028.98	N/A	N/A
June 1, 2010 – June 30, 2010	230.5568	$1,009.44	N/A	N/A
	2,481.1878	$1,028.06	N/A	N/A

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
** Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 3.	Defaults Upon Senior Securities – None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information – None.

Item 6.	Exhibits
3.1	Limited Partnership Agreement (filed as Exhibit 3.1 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).

3.2	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York (filed as Exhibit 3.1 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).
(a)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated September 21, 2005 (filed as Exhibit 3.2A to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated September 19, 2008 (filed as Exhibit 3.2B to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated June 29, 2010 (filed as Exhibit 3.2(d) to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).
10.1	Customer Agreement between the Partnership and CGM (filed as Exhibit 10.2 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).

10.2	Form of Subscription Agreement (filed as Exhibit 10.4 to the Partnership’s Form 10 filed on April 29, 2005 and incorporated herein by reference).

10.3	Escrow Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).

10.4	Agency Agreement among the Partnership, the General Partner and CGM (filed as Exhibit 10.3 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).
(a)	Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC, dated June 1, 2009 (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).
10.5	Management Agreement among the Partnership, the General Partner and Graham (filed as Exhibit 10.1 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).
(a)	Letter extending the Management Agreement between the General Partner and Graham for 2008 (filed as Exhibit 10.9 to the Form 10-K filed March 31, 2009 and incorporated herein by reference).
Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)
Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer, Secretary and Director)
Exhibit 32.1 — Section 1350 Certification (Certification of President and Director)
Exhibit 32.2 — Section 1350 Certification (Certification of Chief Financial Officer, Secretary and Director)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIRFIELD FUTURES FUND L.P. II

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis President and Director

Date: August 16, 2010

By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer, Secretary and Director (Principal Accounting Officer)

Date: August 16, 2010