Form 10-Q
period 2010-09-30
FAIRFIELD FUTURES FUND LP II
filed 2010-11-12
CIK 1276262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
Yes       No X
As of October 31, 2010, 36,149.1403 Limited Partnership Redeemable Units were outstanding.

FAIRFIELD FUTURES FUND L.P. II
FORM 10-Q
INDEX

		Page
PART I - Financial Information:		Number

Item 1.	Financial Statements:

	Statements of Financial Condition at September 30, 2010 (unaudited) and December 31, 2009	3

	Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2010 and 2009 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of CMF Graham Capital Master Fund L.P. (unaudited)	5–19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20–22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23–24

Item 4.	Controls and Procedures	25

PART II - Other Information		26
Exhibits

31.1 Certification

31.2 Certification

32.1 Certification

32.2 Certification
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I
Item 1. Financial Statements
Fairfield Futures Fund L.P. II
Statements of Financial Condition

	(Unaudited) September 30,	December 31,
	2010	2009
Assets:
Investment in Master, at fair value	$42,104,935	$44,070,980
Cash	97,120	103,564

Total assets	$42,202,055	$44,174,544

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$158,258	$165,655
Management fees	69,974	73,303
Administrative fees	17,494	18,326
Other	59,136	27,194
Redemptions payable	116,538	524,840

Total liabilities	421,400	809,318

Partners’ Capital:
General Partner, 546.3187 and 1,250.2679 unit equivalents outstanding at September 30, 2010 and December 31, 2009, respectively	558,671	1,339,800
Special Limited Partner, 442.4015 units outstanding at September 30, 2010 and December 31, 2009	452,404	474,082
Limited Partners, 39,868.0522 and 38,774.5548 Redeemable Units outstanding at September 30, 2010 and December 31, 2009, respectively	40,769,580	41,551,344

Total partners’ capital	41,780,655	43,365,226

Total liabilities and partners’ capital	$42,202,055	$44,174,544

Net asset value per unit	$1,022.61	$1,071.61

See accompanying notes to financial statements.

Fairfield Futures Fund L.P. II
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Income:
Net realized gains (losses) on closed contracts allocated from Master	$(136,394)	$2,388,238	$(373,594)	$2,087,765
Change in net unrealized gains (losses) on open contracts allocated from Master	1,564,039	1,366,465	882,177	741,038
Interest income allocated from Master	10,868	9,332	25,806	28,752
Expenses allocated from Master	(33,221)	(54,634)	(103,853)	(129,505)

Total income (loss)	1,405,292	3,709,401	430,536	2,728,050

Expenses:
Brokerage fees	463,219	490,169	1,379,323	1,543,758
Management fees	204,946	216,968	610,372	682,783
Administrative fees	51,237	54,242	152,594	170,695
Other	129,628	35,694	262,050	97,945

Total expenses	849,030	797,073	2,404,339	2,495,181

Net income (loss) before allocation to Special Limited Partner	556,262	2,912,328	(1,973,803)	232,869
Allocation to Special Limited Partner	—	(64,276)	—	(64,276)

Net income (loss) after allocation to Special Limited Partner	556,262	2,848,052	(1,973,803)	168,593
Additions — Limited Partners	2,494,500	1,155,000	5,950,500	2,401,000
Additions — Special Limited Partner	—	64,276	—	64,276
Redemptions — General Partner	—	—	(700,077)	—
Redemptions — Limited Partners	(633,772)	(2,390,685)	(4,861,191)	(10,850,768)
Redemptions — Special Limited Partner	—	—	—	(1,250,000)

Net increase (decrease) in Partners’ Capital	2,416,990	1,676,643	(1,584,571)	(9,466,899)
Partners’ Capital, beginning of period	39,363,665	41,658,030	43,365,226	52,801,572

Partners’ Capital, end of period	$41,780,655	$43,334,673	$41,780,655	$43,334,673

Net asset value per unit (40,856.7724 and 40,027.3584 units outstanding at September 30, 2010 and 2009, respectively)	$1,022.61	$1,082.63	$1,022.61	$1,082.63

Net income (loss) per Redeemable Unit and General Partner unit equivalents	$13.17	$69.79	$(49.00)	$6.42

Weighted average units outstanding	40,401.0679	41,070.2700	40,037.1669	43,125.8429

See accompanying notes to financial statements.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2010
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
Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns a majority interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.
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
The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal quarter ended September 30, 2010.
At September 30, 2010, the Partnership owned approximately 24.1% of the Master. At December 31, 2009, the Partnership owned approximately 25.7% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partner’s Capital are included herein.
The General Partner and each limited partner share in the profits and losses of the Partnership, after the allocation to the Special Limited Partner, in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their capital contribution and profits, if any, net of distributions.
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2010 and December 31, 2009, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2010 and

Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2010
(Unaudited)
2009. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2009.
The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were filed. As a result, actual results could differ from these estimates.
Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2010
(Unaudited)
The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2010 and December 31, 2009 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2010 and 2009 are presented below:
CMF Graham Capital Master Fund L.P.
Statements of Financial Condition

	(Unaudited) September 30,	December 31,
	2010	2009
Assets:
Equity in trading account:
Cash	$145,493,183	$153,765,196
Cash margin	22,687,512	15,503,558
Net unrealized appreciation on open futures contracts	3,184,575	406,652
Net unrealized appreciation on open forward contracts	3,196,458	1,562,793

Total assets	$174,561,728	$171,238,199

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Professional fees	$46,918	$25,939

Total liabilities	46,918	25,939

Partners’ Capital:
General Partner, 0.0000 unit equivalents at September 30, 2010 and December 31, 2009	—	—
Limited Partners, 105,162.7220 and 104,371.4673 units outstanding at September 30, 2010 and December 31, 2009, respectively	174,514,810	171,212,260

Total liabilities and partners’ capital	$174,561,728	$171,238,199

Net asset value per unit	$1,659.47	$1,640.41

Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2010
(Unaudited)
CMF Graham Capital Master Fund L.P.
Condensed Schedule of Investments
September 30, 2010
(Unaudited)

	Notional ($)/ Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	154	$182,018	0.10%
Energy	554	1,715,694	0.98
Grains	415	636,825	0.37
Indices	1,930	(125,792)	(0.07)
Interest Rates U.S.	2,284	1,206,084	0.69
Interest Rates Non-U.S.	519	106,885	0.06
Livestock	87	(17,948)	(0.01)
Metals	181	759,756	0.44
Softs	87	56,653	0.03

Total futures contracts purchased		4,520,175	2.59

Futures Contracts Sold
Currencies	141	314,474	0.18
Energy	715	(1,448,107)	(0.83)
Grains	24	(43,800)	(0.02)
Indices	45	(8,020)	(0.00)*
Interest Rates U.S.	57	(100,778)	(0.06)
Interest Rates Non-U.S.	668	(47,148)	(0.03)
Softs	12	(2,221)	(0.00)*

Total futures contracts sold		(1,335,600)	(0.76)

Unrealized Appreciation on Open Forward Contracts
Currencies	$616,429,550	11,666,941	6.69
Metals	192	1,227,199	0.70

Total unrealized appreciation on open forward contracts		12,894,140	7.39

Unrealized Depreciation on Open Forward Contracts
Currencies	$524,732,471	(9,206,087)	(5.28)
Metals	106	(491,595)	(0.28)

Total unrealized depreciation on open forward contracts		(9,697,682)	(5.56)

Total fair value		$6,381,033	3.66%

*	Due to rounding.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2010
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

Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2010
(Unaudited)
CMF Graham Capital Master Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$(740,880)	$9,133,036	$(1,476,833)	$8,070,799
Change in net unrealized gains (losses) on open contracts	6,661,117	5,280,884	4,411,588	2,755,884

Gain (loss) from trading, net	5,920,237	14,413,920	2,934,755	10,826,683
Interest income	45,847	35,768	109,312	115,570

Total income (loss)	5,966,084	14,449,688	3,044,067	10,942,253

Expenses:
Clearing fees	127,589	199,492	353,131	485,767
Professional fees	12,173	10,003	85,447	26,779

Total expenses	139,762	209,495	438,578	512,546

Net income (loss)	5,826,322	14,240,193	2,605,489	10,429,707
Additions — Limited Partners	2,494,500	1,160,932	39,097,697	3,407,251
Redemptions — Limited Partners	(6,525,987)	(13,332,649)	(38,291,324)	(70,189,637)
Distribution of interest income to feeder funds	(45,847)	(35,768)	(109,312)	(115,570)

Net increase (decrease) in Partners’ Capital	1,748,988	2,032,708	3,302,550	(56,468,249)
Partners’ Capital, beginning of period	172,765,822	165,989,985	171,212,260	224,490,942

Partners’ Capital, end of period	$174,514,810	$168,022,693	$174,514,810	$168,022,693

Net asset value per unit (105,162.7220 and 103,297.2785 units outstanding at September 30, 2010 and 2009, respectively)	$1,659.47	$1,626.59	$1,659.47	$1,626.59

Net income (loss) per unit	$54.96	$135.03	$20.07	$98.19

Weighted average units outstanding	107,459.7102	108,885.8333	109,912.6875	123,360.1094

Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2010
(Unaudited)
2.   Financial Highlights:
Changes in the net asset value per unit for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net realized and unrealized gains (losses) *	$22.50	$78.71	$(23.57)	$29.50
Interest income	0.27	0.23	0.64	0.68
Expenses **	(9.60)	(9.15)	(26.07)	(23.76)

Increase (decrease) for the period	13.17	69.79	(49.00)	6.42
Net asset value per unit, beginning of period	1,009.44	1,012.84	1,071.61	1,076.21

Net asset value per unit, end of period	$1,022.61	$1,082.63	$1,022.61	$1,082.63

*	Includes Partnership brokerage fees and clearing fees allocated from Master.

**	Excludes Partnership brokerage fees and clearing fees allocated from Master.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Ratios to average net assets:***
Net investment income (loss) before allocation to Special Limited Partner****	(8.6)%	(7.9)%	(8.2)%	(7.7)%

Operating expenses	8.7%	8.0%	8.3%	7.8%
Allocation to Special Limited Partner	—%	0.2%	—%	0.1%

Total expenses	8.7%	8.2%	8.3%	7.9%

Total return:
Total return before allocation to Special Limited Partner	1.3%	7.1%	(4.6)%	0.8%
Allocation to Special Limited Partner	—%	(0.2)%	—%	(0.2)%

Total return after allocation to Special Limited Partner	1.3%	6.9%	(4.6)%	0.6%

***	Annualized (except for allocation to Special Limited Partner, if applicable).

****	Interest income allocated from Master less total expenses.
The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2010
(Unaudited)
Financial Highlights of the Master:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net realized and unrealized gains (losses) *	$54.65	$134.78	$19.86	$97.43
Interest income	0.43	0.34	1.01	0.99
Expenses **	(0.12)	(0.09)	(0.80)	(0.23)

Increase (decrease) for the period	54.96	135.03	20.07	98.19
Distribution of interest income to feeder funds	(0.43)	(0.34)	(1.01)	(0.99)
Net asset value per unit, beginning of period	1,604.94	1,491.90	1,640.41	1,529.39

Net asset value per unit, end of period	$1,659.47	$1,626.59	$1,659.47	$1,626.59

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Ratios to average net assets:***
Net investment income (loss)****	(0.2)%	(0.4)%	(0.3)%	(0.3)%

Operating expenses	0.3%	0.5%	0.3%	0.4%

Total return	3.4%	9.0%	1.2%	6.4%

***	Annualized.

****	Interest income less total expenses.
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
The customer agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210, Balance Sheet, has been met.
Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2010
(Unaudited)
The Master adopted ASC 815, Derivatives and Hedging Activities as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Partners’ Capital. All of the commodity interests owned by the Master are held for trading purposes. The average number of futures contracts traded for the three months ended September 30, 2010 and 2009 based on a monthly calculation, were 7,768 and 7,052, respectively. The average number of futures contracts traded for the nine months ended September 30, 2010 and 2009, based on a monthly calculation, were 6,938 and 6,697, respectively. The average number of metals forward contracts traded for the three months ended September 30, 2010 and 2009 based on a monthly calculation, were 295 and 695, respectively. The average number of metals forward contracts traded for the nine months ended September 30, 2010 and 2009 based on a monthly calculation, were 354 and 451, respectively. The average notional values of currency forward contracts for the three months ended September 30, 2010 and 2009 based on a monthly calculation, were $925,235,870 and $1,930,955,221, respectively. The average notional values of currency forward contracts for the nine months ended September 30, 2010 and 2009, based on a monthly calculation, were $926,280,132 and $1,250,164,437, respectively. The following tables indicate the fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of September 30, 2010 and December 31, 2009.

September 30, 2010
Assets
Futures Contracts
Currencies	$510,836
Energy	2,105,459
Grains	748,581
Indices	737,411
Interest Rates U.S.	1,217,686
Interest Rates Non-U.S.	224,295
Livestock	7,946
Metals	768,666
Softs	115,858

Total unrealized appreciation on open futures contracts	$6,436,738

Liabilities
Futures Contracts
Currencies	$(14,344)
Energy	(1,837,872)
Grains	(155,556)
Indices	(871,223)
Interest Rates U.S.	(112,380)
Interest Rates Non-U.S.	(164,558)
Livestock	(25,894)
Metals	(8,910)
Softs	(61,426)

Total unrealized depreciation on open futures contracts	$(3,252,163)

Net unrealized appreciation on open futures contracts	$3,184,575 *

Assets
Forward Contracts
Currencies	$11,666,941
Metals	1,227,199

Total unrealized appreciation on open forward contracts	$12,894,140

Liabilities
Forward Contracts
Currencies	$(9,206,087)
Metals	(491,595)

Total unrealized depreciation on open forward contracts	$(9,697,682)

Net unrealized appreciation on open forward contracts	$3,196,458 **

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Master’s Statements of Financial Condition.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2010
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
The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Sector	Gain (loss) from trading	Gain (loss) from trading	Gain (loss) from trading	Gain (loss) from trading
Currencies	$2,843,763	$2,213,542	$2,015,271	$2,159,237
Energy	(423,279)	(1,878,912)	(3,570,420)	(2,370,625)
Grains	(280,747)	827,204	(900,830)	165,543
Indices	(2,848,678)	12,194,323	(8,673,065)	12,164,274
Interest Rates U.S.	3,597,053	(1,012,589)	6,207,599	(1,130,233)
Interest Rates Non-U.S.	335,741	(1,597,156)	8,579,930	(1,475,093)
Livestock	43,716	(87,234)	246,086	60,384
Metals	2,024,030	1,718,408	445,341	223,297
Softs	628,638	2,036,334	(1,415,157)	1,029,899
Total	$5,920,237 ***	$14,413,920 ***	$2,934,755 ***	$10,826,683 ***

***	This amount is in “Gain (loss) from trading, net” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2010
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
The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	9/30/2010	Assets (Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master
Total fair value	$42,104,935	$—	$42,104,935	$—

	$42,104,935	$—	$42,104,935	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Investment in Master	$44,070,980	$—	$44,070,980	$—

Total fair value	$44,070,980	$—	$44,070,980	$—

Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2010
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
The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended September 30, 2010 and December 31, 2009, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	9/30/2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Futures	$3,184,575	$3,184,575	$—	$—
Forwards	3,196,458	735,604	2,460,854	—

Total assets	6,381,033	3,920,179	2,460,854	—

Total fair value	$6,381,033	$3,920,179	$2,460,854	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	12/31/2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Futures	$406,652	$406,652	$—	$—
Forwards	1,562,793	1,309,482	253,311	—

Total assets	1,969,445	1,716,134	253,311	—

Total fair value	$1,969,445	$1,716,134	$253,311	$—

Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2010
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

Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2010
(Unaudited)
6.    Critical Accounting Policies
Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were filed. As a result, actual results could differ from these estimates.
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
The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended September 30, 2010 and December 31, 2009, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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

Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2010
(Unaudited)
London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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
The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States- 2007.
Subsequent Events. In 2009, the Partnership adopted ASC 855, Subsequent Events. The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are filed. Management has assessed the subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment in the financial statements.
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
In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update were effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.
Net Income (Loss) per Redeemable Unit and General Partner Unit Equivalents. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.
7. Subsequent Event:
In 2009, Morgan Stanley and Citigroup combined certain assets of the Global Wealth Management Group of Morgan Stanley & Co. Incorporated, including Demeter Management LLC (“Demeter”) and the Smith Barney division of CGM into a new joint venture, MSSB Holdings. As part of that transaction Ceres Managed Futures LLC (“Ceres” or the “General Partner”) was contributed to and, together with Demeter, became wholly-owned subsidiaries of MSSB Holdings. Demeter currently serves as commodity pool operator for various legacy Morgan Stanley sponsored commodity pools formed prior to the joint venture. Since their contribution to the joint venture, Demeter and Ceres have worked closely to align the operations and management of the commodity pools they oversee. As a result, MSSB Holdings, together with the unanimous support of the Boards of Directors of Demeter and Ceres, has determined that a combination of the assets and operations of Demeter and Ceres into a single commodity pool operator, Ceres, is in the best interest of limited partners and believes that this combination will achieve the intended benefits of the joint venture. Ceres will continue to be wholly-owned by MSSB Holdings. The targeted effective date of the combination is on or about December 1, 2010. Refer to Form 8-K filed on September 14, 2010 for additional information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources
The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2010.
The Partnership’s capital consists of capital contributions of the partners, as increased or decreased by gains or losses allocated from the Master on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.
For the nine months ended September 30, 2010, Partnership capital decreased 3.7% from $43,365,226 to $41,780,655. This decrease was attributable to a net loss from operations of $1,973,803 coupled with the redemption of 4,786.7751 Redeemable Units totaling $4,861,191 and 703.9492 General Partner unit equivalents totaling $700,077, which was partially offset by the additional sales of 5,880.2725 Redeemable Units totaling $5,950,500. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.
The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of units and distribution of profits, if any.
For the nine months ended September 30, 2010, the Master’s capital increased 1.9% from $171,212,260 to $174,514,810. This increase was attributable to the net income from operations of $2,605,489 coupled with the additional sales of 25,072.9677 units totaling $39,097,697, which was partially offset by the redemption of 24,281.7130 units totaling $38,291,324 and distribution of interest income to feeder funds totaling $109,312. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.
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
The Partnership values investments in Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2010 and December 31, 2009, the Partnership did not hold any derivative instruments that are are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended September 30, 2010 and December 31, 2009, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

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
London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
Results of Operations
During the Partnership’s third quarter of 2010, the net asset value per unit increased 1.3% from $1,009.44 to $1,022.61 as compared to an increase of 6.9% in the third quarter of 2009. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the third quarter of 2010 of $1,427,645. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, U.S. and non-U.S. interest rates, livestock, metals, and softs, and were partially offset by losses in energy, grains, and indices. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the third quarter of 2009 of $3,754,703. Gains were primarily attributable to the trading of commodity futures in currencies, grains, metals, softs and indices and were partially offset by losses in energy, livestock, U.S. and non-U.S. interest rates.
Global financial markets recovered during the third quarter of 2010, most notably during September. Equities bounced from the lowest levels of the year to reach new highs. Currencies reflected the renewed global growth thesis as the currencies of emerging countries and commodity exporting countries strengthened considerably compared to other developed country currencies. However, interest rates have remained in a downward trend reflecting the general preference for lower risk assets even as appetite began to rise for higher risk assets.
The Partnership was profitable in currencies, interest rates, metals and softs while recording losses in energy sector and equity indices.
In currencies, some of the biggest gains were registered in Australian Dollar as it strengthened considerably compared to the U.S. Dollar. Several countries, most notably Japan and Brazil intervened in the currency markets, trying to artificially weaken their respective currencies. However this fundamental intervention did not appear to be very effective as these currencies resumed the trend soon after the intervention. In the softs sector, gains were modest and mostly from an emerging bullish trend in cotton. Interest rates contributed to gains as yields continued to remain at their lowest levels, primarily due to slower growth in global economies reflected by data such as unemployment. Global central banks discussed the possibility of quantitative easing to jump start the economies. In metals, gold and silver reached new highs as safe havens and also partly because of the weakening U.S. Dollar.
Trading in the energy sector has been very difficult in the current quarter. Crude oil and its derivative products have been range bound, yet volatile, reflecting the general ambiguity in the markets about the global economic growth. Equity indices also contributed to losses due to whipsawing as global equities rallied strongly in July, fell steeply in August and sharply rebounded later in the quarter.
During the Partnership’s nine months ended September 30, 2010 the net asset value per unit decreased 4.6% from $1,071.61 to $1,022.61 as compared to a increase of 0.6% for the nine months ended September 30, 2009. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the nine months ended September 30, 2010 of $508,583. Gains were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates, livestock, and metals and were partially offset by losses in energy, grains, softs and indices. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the nine months ended September 30, 2009 of $2,828,803. Gains were primarily attributable to the trading of commodity futures in currencies, grains, livestock, metals, softs and indices and were partially offset by losses in energy, U.S. and non-U.S. interest rates.

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
Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master, was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Master’s assets in cash and/or place up to all of the Master’s assets in 90-day Treasury bills and pay the Partnership its allocable share of 80% of the interest earned on the U.S. Treasury bills purchased. Twenty percent of the interest earned on U.S. Treasury bills purchased may be retained by CGM and/or credited to the General Partner. Interest income allocated from the Master for the three months ended September 30, 2010 increased by $1,536 and for the nine months ended September 30, 2010 decreased by $2,946, as compared to the corresponding periods in 2009. The increase in interest income is primarily due to higher U.S. Treasury bill rates during the three months ended September 30, 2010 as compared to the corresponding period in 2009. The decrease in interest income is primarily due to lower average daily equity during the nine months ended September 30, 2010 as compared to the corresponding period in 2009. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates over which neither the Partnership nor CGM has control.
Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and nine months ended September 30, 2010 decreased by $26,950 and $164,435, respectively, as compared to the corresponding periods in 2009. The decrease in brokerage fees is due to lower average net assets during the three and nine months ended September 30, 2010 as compared to the corresponding periods in 2009.
Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2010 decreased by $12,022 and $72,411, respectively, as compared to the corresponding periods in 2009. The decrease in management fees is due to lower average net assets during the three and nine months ended September 30, 2010 as compared to the corresponding periods in 2009.
Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three and nine months ended September 30, 2010 decreased by $3,005 and $18,101, respectively, as compared to the corresponding periods in 2009. The decrease in administrative fees is due to lower average net assets during the three and nine months ended September 30, 2010 as compared to the corresponding periods in 2009.
Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no profit share allocations earned for the three and nine months ended September 30, 2010. The profit share allocations earned for the three and nine months ended September 30, 2009 were $64,276. The Advisor will not be allocated a profit share until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
In allocating substantially all of the assets of the Partnership to the Master, the General Partner considered the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
All of the Partnership’s assets are subject to the risk of trading loss through its investment in the Master. The Master is a speculative commodity pool. The market sensitive instruments held by the Master are acquired for speculative trading purposes, and all or substantially all of the Partnership’s capital is subject to the risk of trading loss through its investment in the Master. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Master’s and the Partnership’s main line of business.
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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2010, and the highest, lowest and average values during the three months ended September 30, 2010. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.
As of September 30, 2010, the Master’s total capitalization was $174,514,810 and the Partnership owned approximately 24.1% of the Master. The Partnership invests substantially all of its assets in the Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in the Master as of September 30, 2010 was as follows:
September 30, 2010
(Unaudited)

			Three Months Ended September 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$8,922,437	5.12%	$8,922,437	$996,231	$6,525,133
Energy	1,320,584	0.76%	1,989,347	513,863	1,374,939
Grains	461,350	0.26%	524,700	124,875	334,678
Interest Rates U.S.	1,859,010	1.07%	2,021,410	814,575	1,729,998
Interest Rates Non-U.S.	967,199	0.55%	4,016,393	858,050	2,142,697
Livestock	73,950	0.04%	74,200	1,400	48,683
Metals	1,291,316	0.74%	1,611,112	731,751	1,086,730
Softs	248,433	0.14%	558,957	248,433	290,765
Indices	8,412,921	4.82%	8,412,921	1,137,775	3,918,076

Total	$23,557,200	13.50%

*	Average month end Values at Risk.

Item 4.	Controls and Procedures
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
The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
There are no material changes to the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

Item 1A.	Risk Factors
          There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports ended March 31, 2010 and June 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
For the three months ended September 30, 2010 there were additional sales of 2,484.1071 Redeemable Units totaling $2,494,500. The Redeemable Units were issued in reliance upon applicable exemptions from registration under section 4(2) of the Securities Act of 1933, as amended and section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D.
Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options, forwards and swap contracts.
The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
		(b) Average	of Redeemable Units	Redeemable Units that
	(a) Total Number	Price Paid	Purchased as Part	May Yet Be
	of Redeemable	per Redeemable	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Unit*	Plans or Programs	Plans or Programs
July 1, 2010 – July 31, 2010	59.4135	$994.52	N/A	N/A
August 1, 2010 – August 31, 2010	449.3392	$1,019.60	N/A	N/A
September 1, 2010 – September 30, 2010	113.9611	$1,022.61	N/A	N/A
	622.7138	$1,017.76	N/A	N/A

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

Date: November 12, 2010

By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer, Secretary and Director (Principal Accounting Officer)

Date: November 12, 2010