Form 10-K
period 2010-12-31
FAIRFIELD FUTURES FUND LP II
filed 2011-03-31
CIK 1276262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-51282
FAIRFIELD FUTURES FUND L.P. II

(Exact name of registrant as specified in its charter)

New York	56-2421596

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Ceres Managed Futures LLC
522 Fifth Avenue — 14th Floor
New York, New York 10036

(Address and Zip Code of principal executive offices)
(212) 296-1999

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

Large accelerated filer	Accelerated filer	Non-accelerated filer X (Do not check if a smaller reporting company)	Smaller reporting company
Indicate by check mark if the registrant is a shell company (as defined in rule 2b-2 of the Exchange Act)
Yes          No X
Limited Partnership Redeemable Units with an aggregate value of $37,156,220 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second calendar month.
As of February 28, 2011, 34,607.4187 Limited Partnership Redeemable Units were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
[None]

PART I
Item 1. Business.
     (a) General Development of Business. Fairfield Futures Fund L.P. II (the “Partnership”) is a limited partnership organized on December 18, 2003 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The Partnership commenced trading operations on March 15, 2004. The commodity interests that are traded by the Partnership, through its investment in the Master (as defined below) are volatile and involve a high degree of market risk.
     Between January 12, 2004 (commencement of the offering period) and March 12, 2004, 28,601 redeemable units of limited partnership interest (“Redeemable Units”) and 285 General Partner unit equivalents were sold at $1,000 per unit. The proceeds of the initial offering were held in an escrow account until March 15, 2004 at which time they were remitted to the Partnership for trading. Effective January 31, 2011, the Partnership will no longer offer Redeemable Units for sale. Subscriptions and redemptions of Redeemable Units and General Partner unit equivalents for the years ended December 31, 2010, 2009 and 2008 are reported in the Statements of Changes in Partners’ Capital on page 29 under “Item 8. Financial Statements and Supplementary Data.”
     Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of December 31, 2010, all trading decisions for the Partnership are made by the Advisor (defined below).
     On June 1, 2006, the Partnership allocated substantially all of its capital to the CMF Graham Capital Master Fund L.P. (the “Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 74,569.3761 units of the Master with cash equal to $75,688,021. The Master was formed in order to permit accounts managed by Graham Capital Management, L.P. (“Graham” or the “Advisor”) using the K4D-12.5 Program, the Advisor’s proprietary, systematic trading program, to invest together in one trading vehicle. A description of the trading activities and focus of the Advisor is included on page 8 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The General Partner is also the general partner of the Master. The Master’s commodity broker is CGM. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.
     The financial statements of the Master, including the Condensed Schedule of Investments, are contained, elsewhere in this report and should be read together with the Partnership’s financial statements.
     For the period January 1, 2010 through December 31, 2010, the approximate market sector distribution for the Partnership was as follows:

*	Due to rounding.
     At December 31, 2010 and 2009, the Partnership owned approximately 22.8% and 25.7%, respectively of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.
     The Master’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM.

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
     The General Partner, on behalf of the Partnership, has entered into a management agreement (the “Management Agreement”) with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or CGM and is not responsible for the organization or operation of the Partnership. The Partnership pays the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, the General Partner’s administrative fee, the profit share allocation accrual and any redemptions or distributions as of the end of such month. The Management Agreement may be terminated upon notice by either party.
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
The Partnership has entered into a customer agreement (the “Customer Agreement”) with CGM which provides that the Partnership will pay CGM a monthly brokerage fee equal to 9/24 of 1% (4.5% per year) of month-end Net Assets, in lieu of brokerage fees on a per trade basis. Month-end Net Assets, for the purpose of calculating brokerage fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, management fee, the General Partner’s administrative fee, profit share allocation accrual, other expenses and any redemptions or distributions as of the end of such month. The Master will pay for National Futures Association (“NFA”) fees as well as exchange, clearing, user, give-up and floor brokerage fees (collectively the “clearing fees”). CGM will pay a portion of its brokerage fees to other properly registered selling agents and to financial advisors who have sold Redeemable Units. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. This fee may be increased or decreased at anytime at CGM’s discretion upon written notice to the Partnership. The Partnership’s assets not held in the Master’s account at CGM are held in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. CGM will pay the Partnership interest on its allocable share of 80% of the average daily equity maintained in cash in the Master’s brokerage account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and CGM and the Master and CGM gives the Partnership and the Master, respectively, the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.
     (b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 is set forth under “Item 6. Selected Financial Data.” The Partnership’s Capital as of December 31, 2010 was $37,956,902.
     (c) Narrative Description of Business.
          See Paragraphs (a) and (b) above.

          (i) through (xii) — Not applicable.
          (xiii) — The Partnership has no employees.
     (d) Financial Information About Geographic Areas. The Partnership does not engage in the sale of goods or services or own any long-lived assets, and therefore this item is not applicable.
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
     The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:
     1. The General Partner and the Partnership’s/Master’s commodity broker are affiliates;
     2. The Advisor, the Partnership’s/Master’s commodity broker and their principals and affiliates may trade in commodity interests for their own accounts; and
     3. An investor’s financial advisor will receive ongoing compensation for providing services to the investor’s account.
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
     Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the Commodity Futures Trading Commission (“CFTC”) and the Securities and Exchange Commission (the “SEC”) may promulgate rules to regulate swaps dealers, require that swaps be traded on an exchange or swap execution facilities, mandate additional reporting and disclosure requirements and require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. These rules, if promulgated, may negatively impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership) in futures and over-the-counter markets.
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
Item 2. Properties.
     The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by MSSB Holdings.
Item 3. Legal Proceedings.
     This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which CGM is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.
     CGM is a New York corporation with its principal place of business at 388 Greenwich St., New York, New York 10013. CGM is registered as a broker-dealer and futures commission merchant (“FCM”), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. CGM and its affiliates also provide investment banking and other financial services for clients worldwide.
There have been no material administrative, civil or criminal actions within the past five years against CGM or any of its individual principals and no such actions are currently pending, except as follows.
Credit-Crisis-Related Litigation and Other Matters
     Citigroup and CGM continue to cooperate fully in response to subpoenas and requests for information from the SEC, FINRA, the Federal Housing Finance Agency, state attorneys general, the Department of Justice and subdivisions thereof, bank regulators, and other government agencies and authorities, in connection with various formal and informal inquiries concerning Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis. These business activities include, but are not limited to, Citigroup’s sponsorship, packaging, issuance, marketing, servicing and underwriting of MBS and CDOs and its origination, sale or other transfer, servicing, and foreclosure of residential mortgages.
Subprime Mortgage-Related Litigation and Other Matters
     The SEC, among other regulators, is investigating Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis, including an ongoing inquiry into Citigroup’s structuring and sale of CDOs. Citigroup is cooperating fully with the SEC’s inquiries.
     On July 29, 2010, the SEC announced the settlement of an investigation into certain of Citigroup’s 2007 disclosures concerning its subprime-related business activities. On October 19, 2010, the United States District Court for the District of Columbia entered a Final Judgment approving the settlement, pursuant to which Citigroup agreed to pay a $75 million civil penalty and to maintain certain disclosure policies, practices and procedures for a three-year period. Additional information relating to this action is publicly available in court filings under the docket number 10 Civ. 1277 (D.D.C.) (Huvelle, J.).
     The Federal Reserve Bank, the OCC and the FDIC, among other federal and state authorities, are investigating issues related to the conduct of certain mortgage servicing companies, including Citigroup affiliates, in connection with mortgage foreclosures. Citigroup is cooperating fully with these inquiries.

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
Item 4. [Removed and Reserved]

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of December 31, 2010 was 372.

(c)	Dividends. The Partnership did not declare a distribution in 2010 or 2009. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)	Performance Graph. Not applicable.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the year ended December 31, 2010, there were additional subscriptions of 6,051.0375 Redeemable Units totaling $6,125,500. For the year ended December 31, 2009, there were additional subscriptions of 3,576.7524 Redeemable Units totaling $3,766,000 and an allocation of 59.3707 Redeemable Units of Special Limited Partner Interest totaling $64,276. For the year ended December 31, 2008, there were additional subscriptions of 4,297.2083 Redeemable Units totaling $4,079,000 and 526.2272 General Partner unit equivalents totaling $500,000 and an allocation of 1,444.1797 Redeemable Units of Special Limited Partner Interest totaling $1,517,815.

The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors, as described in Regulation D, and a small number of persons who are non-accredited investors.

Proceeds of net offering were used for the trading of commodity interests including futures contracts, options, swaps and forward contracts.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
			of Redeemable Units	Redeemable Units that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Redeemable	Price Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
October 1, 2010 – October 31, 2010	4,303.1074	$1,065.37	N/A	N/A
November 1, 2010 – November 30, 2010	496.2439	$1,035.52	N/A	N/A
December 1, 2010 – December 31, 2010	443.0450	$1,060.69	N/A	N/A
	5,242.3963	$1,062.15

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 6. Selected Financial Data.
     Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and net asset value per unit for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, and total assets at December 31, 2010, 2009, 2008, 2007 and 2006 were as follows:

	2010	2009	2008	2007	2006
Net realized and unrealized trading gains (losses) by the Partnership and allocated from the Master, net of expenses allocated from the Master and brokerage fees (including clearing fees) of $1,833,646, $2,041,895, $2,989,992, $3,023,496 and $3,374,786, respectively	$920,835	$1,056,612	$15,808,543	$6,359,058	$(1,156,188)
Interest income allocated from Master	35,439	31,264	690,161	2,284,911	2,768,911

	$956,274	$1,087,876	$16,498,704	$8,643,969	$1,612,723

Net income (loss) before allocation to Special Limited Partner	$(404,351)	$(192,469)	$14,689,973	$6,786,738	$(391,912)

Allocation to Special Limited Partner	$—	$(64,276)	$(1,517,815)	$—	—

Net income (loss) after allocation to Special Limited Partner	$(404,351)	$(256,745)	$13,172,158	$6,786,738	$(391,912)

Increase (decrease) in net asset value per unit	$(10.92)	$(4.60)	$197.31	$85.38	$(4.51)

Net asset value per unit	$1,060.69	$1,071.61	$1,076.21	$878.90	$793.52

Total assets	$38,771,398	$44,174,544	$60,887,773	$69,761,424	$68,501,056

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
     The General Partner manages all business of the Partnership. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisor. The General Partner employs a team of approximately 40 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals use propriety technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of trading activity and reporting to limited partners and regulatory authorities. In selecting the Advisor for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.
     Responsibilities of the General Partner include:
•	due diligence examinations of the Advisor;

•	selection, appointment and termination of the Advisor;

•	negotiation of the Management Agreement; and

•	monitoring the activity of the Advisor.
     In addition, the General Partner prepares the books and records and provides the administrative and compliance services that are required by law or regulation, from time to time, in connection with the operation of the Partnership. These services include the preparation of required books and records and reports to limited partners, government agencies and regulators; computation of net asset value; calculation of fees; effecting subscriptions, redemptions and limited partner communications; and preparation of offering documents and sales literature.
     The General Partner seeks the best prices and services available in its commodity futures brokerage transactions.
     The Partnership’s assets allocated to the Advisor for trading are not invested in commodity interests directly. The Advisor’s allocation of the Partnership’s assets is currently invested in the Master. The Advisor trades the Master’s, and thereby the Partnership’s, assets in accordance with its K4D — 12.5 Program, a proprietary, systematic trading system.
     As of January 2009, Graham began trading the Partnership’s asset in accordance with its K4D — 12.5 Program. Between June 1, 2006 and January 2009, Graham traded the Partnership’s assets allocated to it in accordance with its Multi-Trend Program at 125% Leverage (“Multi-Trend”). Prior to June 1, 2006, Graham traded its Global Diversified Program at Standard Leverage, the Graham Selective Trading Program at Standard Leverage and the K5 Program on behalf of the Partnership. The Multi-Trend Program combines four individual Graham investment programs into one program. The K4D — 12.5 Program consolidates on an equal basis, the trading programs that previously comprised Graham’s Multi-Trend Program. As market conditions or other circumstances change, Graham may alter the weightings of the individual programs and add (or delete) other programs to the K4D — 12.5 Program, as it deems appropriate.
     The K4D — 12.5 Program trades in approximately 90 - 100 markets including foreign exchange, global interest rates, stock index futures, agricultural futures, metals and energy.
     In addition to the K4D — 12.5 Program, as of December 31, 2010, Graham traded the following futures programs: its Global Diversified Program, the Graham Selective Trading Program, the Proprietary Matrix Program and the K4 Fed Policy Program.
     Graham’s success depends to a great extent upon the occurrence of market conditions favorable to its trading strategy. Factors such as lack of major price trends or increased governmental control of, or participation in, the markets, may reduce Graham’s ability to trade profitably in the future.
     As a managed futures partnership, the Partnership’s/Master’s performance is dependent upon the successful trading of the Partnership’s Advisor to achieve the Partnership’s/Master’s objectives. It is the business of the General Partner to monitor the Advisor’s performance to ensure compliance with the Partnership’s/Master’s trading policies and to determine if the Advisor’s performance is meeting the Partnership’s/Master’s objectives. Based on 2010 results, the General Partner continues to believe the Advisor and the trading of the K4D-12.5 Program has met the Partnership’s/Master’s objectives and expects to continue to allocate the Partnership’s/Master’s assets to the Advisor and this program unless otherwise indicated.
     (a) Liquidity.
     The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2010.
     To minimize the risk relating to low margin deposits, the Master follows certain trading policies, including:
(i)	The Master invests its assets only in commodity interests that the Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

(ii)	The Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Master’s net assets allocated to the Advisor.

(iii)	The Master may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Master does not employ the trading technique commonly known as “pyramiding,” in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Master does not utilize borrowings other than short-term borrowings if the Master takes delivery of any cash commodities.

(vi)	The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Master. “Spreads” and “Straddles” describe commodity futures trading strategies involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets.

(vii)	The Master will not permit the churning of its commodity trading account. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, indicating the desire to generate commission income.
     From January 1, 2010 through December 31, 2010, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 10.8%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Master.
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
     Other than the risks inherent in commodity futures and other derivatives trading, the Master knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Master’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may, in its discretion, cause the Master to cease trading operations and liquidate all open positions under certain circumstances including a decrease in the net asset value per Redeemable Unit to less than $400 as of the close of business on any business day.
     (b) Capital Resources.
     (i) The Partnership has made no material commitments for capital expenditures.
     (ii) The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses allocated from the Master on trading and by expenses, interest income allocated from the Master, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisor may or may not be able to identify, such as changing supply and demand relationships, weather, government agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, brokerage fees, advisory fees and administrative fees. The level of these expenses is dependent upon trading performance and the level of Net Assets maintained. In addition, the amount of interest income payable by CGM is dependent upon interest rates over which the Partnership has no control.
     No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem their Redeemable Units at their net asset value as of the last day of any month on three business days notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2010, 10,029.1714 Redeemable Units were redeemed totaling $10,429,396 and 703.9492 General Partner unit equivalents were redeemed totaling $700,077. For the year ended December 31, 2009, 11,070.4695 Redeemable Units were redeemed totaling $11,759,877 and 1,161.1489 Redeemable Units of Special Limited Partner Interest were redeemed totaling $1,250,000. For the year ended December 31, 2008, 34,524.8501 Redeemable Units were redeemed totaling $34,423,789.
     For the year ended December 31, 2010, there were additional subscriptions of 6,051.0375 Redeemable Units totaling $6,125,500. For the year ended December 31, 2009, there were additional subscriptions of 3,576.7524 Redeemable Units totaling $3,766,000 and an allocation of 59.3707 Redeemable Units of Special Limited Partner Interest totaling $64,276. For the year ended December 31, 2008, there were additional subscriptions of 4,297.2083 Redeemable Units totaling $4,079,000 and 526.2272 General Partner unit equivalents totaling $500,000 and an allocation of 1,444.1797 Redeemable Units of Special Limited Partner Interest totaling $1,517,815.
     (c) Results of Operations.
     For the year ended December 31, 2010, the net asset value per unit decreased 1.0% from $1,071.61 to $1,060.69. For the year ended December 31, 2009, the net asset value per unit decreased 0.4% from $1,076.21 to $1,071.61. For the year ended December 31, 2008, the net asset value per unit increased 22.5% from $878.90 to $1,076.21.
     The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in 2010 of $2,894,796. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, livestock and metals and were partially offset by losses in energy, indices and softs. The net trading gain (or loss) realized from the Partnership’s investment in the Master is disclosed on page 28 under “Item 8. Financial Statements and Supplementary Data.”
     Most financial risk assets recovered well in 2010 due to expansionary monetary and fiscal policies adopted by most central banks. However, this recovery came amidst global unrest due to geographically localized crises such as the European sovereign debt crisis and inflationary headwinds in emerging markets. Global weather conditions also played a significant role in 2010 in affecting commodity prices. Many agricultural products remained at record-level prices as extreme weather conditions such as drought, floods and winter storms affected production.
     The Partnership was profitable in agricultural markets, currencies, interest rates and metals, while registering losses in the energy sector and equity indices.
     In the agricultural sector, products such as corn, cotton and coffee reached record price levels. In the case of cotton, prices reached 140-year highs. Extreme weather conditions in some of the biggest exporters of these products significantly disrupted the global supply. Several exporting countries even imposed an export ban to meet the internal demand. The Partnership capitalized on the strong trends in such agricultural products and remained profitable in this sector.

     In currencies, the Partnership registered its most significant gains in the euro and Australian dollar. As the European debt crisis loomed, the euro dropped to some of the lowest levels against the U.S. dollar. Separately, the Australian dollar strengthened considerably against the U.S. dollar due to strong economic growth and materials exports. The Partnership was favorably positioned to profit from these trends.
     In metals, the Partnership was profitable in precious metals as they reached record prices. Precious metals such as gold and silver appealed to many investors as both inflation hedges and a flight to quality.
     In the interest rates sector, the Partnership recorded gains in both U.S. and non-U.S. interest rates. The Federal Reserve kept U.S. interest rates at historically low levels amid consistently high unemployment at above 9%. Also, as the European debt crisis seemed to engulf several countries, most notably Greece and Ireland, investors flocked to U.S. and German bonds as a flight to quality. Thus the yields remained at historically low levels, reaffirming the trend from earlier in the year.
     In equity indices, the Partnership recorded losses earlier in the year as global equities sharply corrected. The European debt crisis and “Flash crash” of equities on May 6th came around the time that many economists were actively discussing the possibility of a double dip recession. Equity indices recovered from their lowest levels following the announcement of a European Union bailout of troubled nations within the Union. Also, later in the year, the U.S. Federal Reserve announced a second round of quantitative easing which increased the appetite for risk assets.
     The Partnership registered losses in the energy sector, primarily from crude oil and its derivatives as oil remained range bound on concerns over global economic growth. Oil markets remained very volatile through most of the year and reacted sharply to global events and economic factors
     The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in 2009 of $3,266,492. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, indices, livestock, metals and softs and were partially offset by losses in energy, grains, U.S. and non-U.S. interest rates.
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
     In the energy sector, most of the products did not exhibit any strong trends and mostly remained range bound after the reversals earlier in the year. This pattern of sharp reversal followed by non-directional volatility attributed to the losses in this sector. The fixed-income sector also incurred losses. With the economic backdrop of 2008, yields started to exhibit asymmetric volatility due to extreme uncertainty prevailing in the longer time horizon. Encouraged by the continuing fiscal and monetary efforts of the U.S. government to stabilize the economy, the markets finally began to recover. In agricultural commodities, losses were realized primarily in corn and wheat. Prices of corn and wheat both unexpectedly rallied in October as cold, wet weather threatened to delay harvest.
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

     Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master, was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income allocated from the Master for the three and twelve months ended December 31, 2010 increased by $7,121 and $4,175, respectively as compared to the corresponding periods in 2009. The increase in interest income is primarily due to higher U.S. Treasury bill rates during the three and twelve months ended December 31, 2010 as compared to the corresponding periods in 2009. Interest earned by the Partnership will increase the net asset value of the Partnership.
     Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and twelve months ended December 31, 2010 decreased by $43,814 and $208,249, respectively, as compared to the corresponding periods in 2009. The decrease in brokerage fees is due to lower average net assets as compared to the corresponding periods in 2009.
     Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three and twelve months ended December 31, 2010 decreased by $19,873 and $92,284, respectively, as compared to the corresponding periods in 2009. The decrease in management fees is due to lower average net assets as compared to the corresponding periods in 2009.
     Administrative fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Administrative fees for the three and twelve months ended December 31, 2010 decreased by $4,969 and $23,070, respectively, as compared to the corresponding periods in 2009. The decrease in administrative fees is due to lower average net assets as compared to the corresponding periods in 2009.
     Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the Management Agreement. There were no profit share allocations earned for the three months and twelve months ended December 31, 2010. There were no profit share allocations earned for the three months ended December 31, 2009. The profit share allocations earned for the twelve months ended December 31, 2009 were $64,276. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
     The Partnership pays professional fees, which generally include legal and accounting expenses. Professional fees for the years ended December 31, 2010 and 2009 were $293,141 and $117,024, respectively.
     The Partnership pays other expenses, which generally include filing, reporting and data processing fees. Other expenses for the years ended December 31, 2010 and 2009 were $53,779 and $34,262, respectively.
     The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in 2008 of $19,100,001. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, metals and softs.
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
     The Partnership was profitable in interest rates as the yields on the shorter end of the yield curve dropped to almost unphysical levels. Short term U.S. Treasury bills were in such high demand due to flight-to-quality that the yields dropped below zero. While the 10-year U.S. Treasury bill yielded on an average between 3.5%-4% most of the year, the yield dropped to 2% in December. Non-U.S. interest rates also showed tremendous volatility as the rates dropped precipitously due to the actions of the central banks.
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
     Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisor to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.
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
     Technological Risk — the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership’s/Master’s ability to gather, process, and communicate information efficiently and securely, without interruption, to customers, and in the markets where the Partnership/Master participates.
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
     (g) Critical Accounting Policies.
     Partnership’s Investments. The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in note 2 of the Master’s notes to the annual financial statements as of December 31, 2010.
     Partnership’s and Master’s Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. Management has concluded that based on available information in the marketplace, the Master’s Level 1 assets and liabilities are actively traded.
     Accounting principles generally accepted in the United States of America (“GAAP”) also requires the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Master’s Level 2 assets and liabilities.
     The Partnership will separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and makes disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
     The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the years ended December 31, 2010 and 2009, the Partnership did not hold any derivative instruments that are are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2010 and 2009, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Introduction
     All of the Partnership’s assets are subject to the risk of trading loss through its investment in the Master. The Master is a speculative commodity pool. The market sensitive instruments held by the Master are acquired for speculative trading purposes, and all or substantially all of the Partnership’s assets are subject to the risk of trading loss through its investment in the Master. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Master’s and the Partnership’s main line of business.
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
     “Value at Risk” is a measure of the maximum amount which the Master could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Master’s speculative trading and the recurrence in the markets traded by the Master of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Master’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Master’s losses in any market sector will be limited to Value at Risk or by the Master’s attempts to manage its market risk.
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
     Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95% — 99% of any one-day interval. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.
     In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Master), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.
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

The Partnership’s Trading Value at Risk in Different Market Sectors
     Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of December 31, 2010 and December 31, 2009, the highest and lowest value at any point and the average value during the years. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of December 31, 2010, the Master’s total capitalization was $168,924,671 and the Partnership owned approximately 22.8% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2010 was as follows:
December 31, 2010

		% of Total	High	Low	Average*
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk
Currencies	$6,192,975	3.67%	$11,364,239	$996,231	$5,226,199
Energy	1,048,521	0.62%	1,989,347	236,269	1,000,222
Grains	448,450	0.26%	964,687	124,875	411,118
Indices	5,301,813	3.14%	13,726,706	1,137,775	5,507,221
Interest Rates U.S.	161,600	0.10%	2,021,410	68,806	1,014,515
Interest Rates Non-U.S.	1,209,918	0.72%	4,305,447	749,055	2,006,426
Livestock	40,000	0.02%	106,400	800	50,304
Metals	1,012,127	0.60%	1,771,142	494,357	993,963
Softs	258,565	0.15%	1,144,148	85,988	385,351

Total	$15,673,969	9.28%

*	Annual average of month-end Value at Risk
     As of December 31, 2009, the Master’s total capitalization was $171,212,260 and the Partnership owned approximately 25.7% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2009 was as follows:
December 31, 2009

		% of Total	High	Low	Average *
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk
Currencies	$2,410,532	1.41%	$8,136,447	$833,881	$4,612,528
Energy	684,083	0.40%	3,017,929	273,236	1,214,764
Grains	549,675	0.32%	1,846,996	96,550	731,407
Indices	4,809,915	2.81%	12,019,804	623,680	5,396,991
Interest Rates U.S.	142,150	0.08%	2,365,808	87,777	859,990
Interest Rates Non-U.S.	1,869,099	1.09%	8,320,518	471,498	2,867,131
Livestock	59,200	0.04%	160,380	1,080	58,409
Metals	1,222,254	0.71%	1,806,942	297,478	1,002,985
Softs	1,131,557	0.66%	1,479,945	190,202	768,323

Total	$12,878,465	7.52%

*	Annual average of month-end Value at Risk
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
     The following were the primary trading risk exposures of the Master as of December 31, 2010, by market sector.
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
     The following were the only non-trading risk exposures of the Master as of December 31, 2010.
     Foreign Currency Balances. The Master’s primary foreign currency balances are in Japanese yen, euro and Canadian dollars. The Advisor regularly converts foreign currency balances to U.S. dollars in an attempt to control the Master’s non-trading risk.
Qualitative Disclosures Regarding Means of Managing Risk Exposure
     The General Partner monitors and attempts to control the Partnership’s, through its investment in the Master, risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject.
     The General Partner monitors the Master’s performance and the concentration of open positions, and consults with the Advisor concerning the Master’s overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require the Advisor to close out positions as well as enter positions traded on behalf of the Master. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisor’s own risk control policies while maintaining a general supervisory overview of the Master’s market risk exposures.
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

Item 8. Financial Statements and Supplementary Data.
FAIRFIELD FUTURES FUND L.P. II
     The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Reports of Independent Registered Public Accounting Firms, for the years ended December 31, 2010, 2009, and 2008; Statements of Financial Condition at December 31, 2010 and 2009; Statements of Income and Expenses for the years ended December 31, 2010, 2009, and 2008; Statements of Changes in Partners’ Capital for the years ended December 2010, 2009, and 2008; and Notes to Financial Statements.

To the Limited Partners of
Fairfield Futures Fund L.P. II

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Walter Davis
President and Director
Ceres Managed Futures LLC
General Partner,
Fairfield Futures Fund L.P. II

Ceres Managed Futures LLC
522 Fifth Avenue
14th Floor
New York, N.Y. 10036
212-296-1999

Management’s Report on Internal Control Over
Financial Reporting

The management of Fairfield Futures Fund L.P. II (the Partnership), Ceres Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

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

The management of Fairfield Futures Fund L.P. II has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2010 based on the criteria referred to above.

Walter Davis President and Director Ceres Managed Futures LLC General Partner, Fairfield Futures Fund L.P. II	Jennifer Magro Chief Financial Officer and Director Ceres Managed Futures LLC General Partner, Fairfield Futures Fund L.P. II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
Fairfield Futures Fund L.P. II:
We have audited the accompanying statements of financial condition of Fairfield Futures Fund L.P. II (the “Partnership”) as of December 31, 2010 and 2009, and the related statements of income and expenses, and changes in partners’ capital for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Partnership for the year ended December 31, 2008 were audited by other auditors whose report, dated March 26, 2009, expressed an unqualified opinion on those statements.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such 2010 and 2009 financial statements present fairly, in all material respects, the financial position of Fairfield Futures Fund L.P. II as of December 31, 2010 and 2009, and the results of its operations and its changes in partners’ capital for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
New York, New York
March 23, 2011

Report of Independent Registered Public Accounting Firm
To the Partners of
Fairfield Futures Fund L.P. II:
In our opinion, the accompanying statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of Fairfield Futures Fund L.P. II (formerly known as Citigroup Fairfield Futures Fund L.P. II) at December 31, 2008 and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Partnership’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
/s/ PricewaterhouseCoopers LLP

New York, New York
March 26, 2009

Fairfield Futures Fund L.P. II
Statements of Financial Condition
December 31, 2010 and 2009

	2010	2009

Assets:
Investment in Master, at fair value (Note 1)	$38,570,051	$44,070,980
Cash (Note 3c)	201,347	103,564

Total assets	$38,771,398	$44,174,544

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees (Note 3c)	$145,393	$165,655
Management fees (Note 3b)	64,178	73,303
Administrative fees (Note 3a)	16,045	18,326
Professional fees	93,919	19,723
Other	25,028	7,471
Redemptions payable (Note 5)	469,933	524,840

Total liabilities	814,496	809,318

Partners’ Capital (Notes 1 and 5):
General Partner, 546.3187 and 1,250.2679 unit equivalents outstanding at December 31, 2010 and 2009, respectively	579,475	1,339,800
Special Limited Partner, 442.4015 Redeemable Units outstanding at December 31, 2010 and 2009	469,251	474,082
Limited Partners, 34,796.4209 and 38,774.5548 Redeemable Units outstanding at December 31, 2010 and 2009, respectively	36,908,176	41,551,344

Total partners’ capital	37,956,902	43,365,226

Total liabilities and partners’ capital	$38,771,398	$44,174,544

Net asset value per unit	$1,060.69	$1,071.61

See accompanying notes to financial statements.

Fairfield Futures Fund L.P. II
Statements of Income and Expenses
for the years ended December 31, 2010, 2009 and 2008

	2010	2009	2008

Income:
Net realized gains (losses) on closed contracts allocated from Master	$2,812,195	$2,947,993	$18,751,076
Change in net unrealized gains (losses) on open contracts allocated from Master	82,601	318,499	348,925
Interest income allocated from Master	35,439	31,264	690,161
Expenses allocated from Master	(140,315)	(167,985)	(301,466)

Total income (loss)	2,789,920	3,129,771	19,488,696

Expenses:
Brokerage fees (Note 3c)	1,833,646	2,041,895	2,989,992
Management fees (Note 3b)	810,963	903,247	1,321,602
Administrative fees (Note 3a)	202,742	225,812	330,403
Professional fees	293,141	117,024	125,698
Other	53,779	34,262	31,028

Total expenses	3,194,271	3,322,240	4,798,723
Net income (loss) before allocation to Special Limited Partner	(404,351)	(192,469)	14,689,973
Allocation to Special Limited Partner (Note 3b)	—	(64,276)	(1,517,815)

Net income (loss) after allocation to Special Limited Partner	$(404,351)	$(256,745)	$13,172,158

Net income (loss) per unit (Note 6)	$(10.92)	$(4.60)	$197.31

Weighted average units outstanding	39,521.3928	42,526.3913	67,734.9400

See accompanying notes to financial statements.

Fairfield Futures Fund L.P. II
Statements of Changes in Partners’ Capital
for the years ended December 31, 2010, 2009 and 2008

		Special
	Limited	Limited	General
	Partners	Partner	Partner	Total

Partners’ Capital at December 31, 2007	$67,232,139	$87,890	$636,359	$67,956,388
Subscriptions of 4,297.2083 Redeemable Units and 526.2272 General Partner unit equivalents	4,079,000	—	500,000	4,579,000
Allocation of 1,444.1797 Redeemable Units of Special Limited Partner Interest	—	1,517,815	—	1,517,815
Redemptions of 34,524.8501 Redeemable Units	(34,423,789)	—	—	(34,423,789)
Net income (loss)	12,906,809	56,157	209,192	13,172,158

Partners’ Capital at December 31, 2008	49,794,159	1,661,862	1,345,551	52,801,572
Subscriptions of 3,576.7524 Redeemable Units	3,766,000	—	—	3,766,000
Allocation of 59.3707 Redeemable Units of Special Limited Partner Interest	—	64,276	—	64,276
Redemptions of 11,070.4695 Redeemable Units and 1,161.1489 Redeemable Units of Special Limited Partner Interest	(11,759,877)	(1,250,000)	—	(13,009,877)
Net income (loss)	(248,938)	(2,056)	(5,751)	(256,745)

Partners’ Capital at December 31, 2009	41,551,344	474,082	1,339,800	43,365,226
Subscriptions of 6,051.0375 Redeemable Units	6,125,500	—	—	6,125,500
Redemptions of 10,029.1714 Redeemable Units and 703.9492 General Partner unit equivalents	(10,429,396)	—	(700,077)	(11,129,473)
Net income (loss)	(339,272)	(4,831)	(60,248)	(404,351)

Partners’ Capital at December 31, 2010	$36,908,176	$469,251	$579,475	$37,956,902

Net asset value per unit:

2008:	$1,076.21

2009:	$1,071.61

2010:	$1,060.69

See accompanying notes to financial statements.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
December 31, 2010

1.	Partnership Organization:

Fairfield Futures Fund L.P. II (the “Partnership”) is a limited partnership organized on December 18, 2003 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Partnership, through its investment in the Master (as defined below) are volatile and involve a high degree of market risk.

Between January 12, 2004 (commencement of the offering period) and March 12, 2004, 28,601 redeemable units of limited partnership interest (“Redeemable Units”) and 285 General Partner unit equivalents were sold at $1,000 per unit. The proceeds of the initial offering were held in an escrow account until March 15, 2004 at which time they were remitted to the Partnership for trading. Effective January 31, 2011, the Partnership will no longer offer Redeemable Units for sale.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of December 31, 2010, all trading decisions for the Partnership are made by the Advisor (defined below).

On June 1, 2006, the Partnership allocated substantially all of its capital to the CMF Graham Capital Master Fund L.P. (the “Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 74,569.3761 units of the Master with cash equal to $75,688,021. The Master was formed in order to permit accounts managed by Graham Capital Management, L.P. (“Graham” or the “Advisor”) using the K4D-12.5 Program, the Advisor’s proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. In addition, the Master’s commodity broker is CGM. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

The financial statements of the Master, including the Condensed Schedule of Investments, are contained elsewhere in this report and should be read together with the Partnership’s financial statements.

At December 31, 2010 and 2009, the Partnership owned approximately 22.8% and 25.7%, respectively, of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

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
December 31, 2010

other circumstances as defined in the Limited Partnership Agreement of the Partnership (the “Limited Partnership Agreement”).

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

c.	Partnership’s Investments. The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in Note 2, “Accounting Policies”, on the attached Master’s financial statements.

Partnership’s Fair Value Measurements.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

GAAP also requires the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities.

The Partnership will separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and makes disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the years ended December 31, 2010 and 2009, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Fairfield Futures Fund L.P. II
Notes to Financial Statements
December 31, 2010

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	12/31/2010	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$38,570,051	$—	$38,570,051	$—

Total fair value	$38,570,051	$—	$38,570,051	$—

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$44,070,980	$—	$44,070,980	$—

Total fair value	$44,070,980	$—	$44,070,980	$—

Master’s Investments and Fair Value Measurements.  For disclosures regarding the Master’s investments and fair value measurements, see Note 2, “Accounting Policies”, on the attached Master’s financial statements.

d.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses.

GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements and requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements.

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. Generally, the 2007 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities. Management does not believe that there are any uncertain tax positions that require recognition of a tax liability.

e.	Subsequent Events. Management of the Partnership evaluates events that occur after the balance sheet date but before financial statements are filed. Management has assessed the subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

f.	Net Income (Loss) per Unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 6, “Financial Highlights”.

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership. The Partnership will pay the General Partner a monthly administrative fee in return for its services to the Partnership equal to 1/24 of 1% (0.5% per year) of month-end Net Assets of the Partnership. Month-end Net Assets,

Fairfield Futures Fund L.P. II
Notes to Financial Statements
December 31, 2010

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

The General Partner, on behalf of the Partnership, has entered into a management agreement (the “Management Agreement”) with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or CGM and is not responsible for the organization or operation of the Partnership. The Partnership pays the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, the General Partner’s administrative fee, the profit share allocation accrual and any redemptions or distributions as of the end of such month. The Management Agreement may be terminated upon notice by either party.

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

The Partnership has entered into a customer agreement (the “Customer Agreement”) which provides that the Partnership will pay CGM a monthly brokerage fee equal to 9/24 of 1% (4.5% per year) of month-end Net Assets, allocated pro rata from the Master, in lieu of brokerage fees on a per trade basis. Month-end Net Assets, for the purpose of calculating brokerage fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, management fee, the General Partner’s administrative fee, profit share allocation accrual, other expenses and any redemptions or distributions as of the end of such month. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. This fee may be increased or decreased at anytime at CGM’s discretion upon written notice to the Partnership. CGM will pay a portion of its brokerage fees to other properly registered selling agents and to financial advisors who have sold Redeemable Units. All National Futures Association fees as well as exchange, clearing, user, give-up and floor brokerage fees (collectively the “clearing fees”) will be borne by the Master and allocated to the Partnership through its investment in the Master. The Partnership’s assets not held in the Master’s account at CGM are held in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. CGM will pay the Partnership interest on its allocable share of 80% of the average daily equity maintained in cash in the Master’s brokerage account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement may be terminated upon notice by either party.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
December 31, 2010

4.	Trading Activities:

The Partnership’s pro-rata share of the results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreements between the Partnership and CGM and the Master and CGM gives the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

For disclosures regarding the Master’s trading activities, see Note 4, “Trading Activities”, on the attached Master’s financial statements.

5.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become limited partners on the first day of the month after their subscription is processed. Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Partnership to redeem their Redeemable Units at their net asset value per Redeemable Unit as of the last day of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions.

6.	Financial Highlights:

Changes in the net asset value per unit for the years ended December 31, 2010, 2009 and 2008, were as follows:

	2010	2009	2008

Net realized and unrealized gains (losses)*	$23.11	$26.62	$239.00
Interest income	0.89	0.74	9.73
Expenses **	(34.92)	(31.96)	(51.42)

Increase (decrease) for the year	(10.92)	(4.60)	197.31
Net asset value per unit, beginning of year	1,071.61	1,076.21	878.90

Net asset value per unit, end of year	$1,060.69	$1,071.61	$1,076.21

*	Includes Partnership brokerage fees and expenses allocated from the Master.

**	Excludes Partnership brokerage fees and expenses allocated from the Master.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
December 31, 2010

	2010	2009	2008

Ratios to average net assets:
Net investment income (loss) before allocation to Special Limited Partner***	(8.3)%	(7.7)%	(6.9)%

Operating expenses	8.4%	7.8%	8.0%
Allocation to Special Limited Partner	—%	0.1%	2.4%

Total expenses	8.4%	7.9%	10.4%

Total return:
Total return before allocation to Special Limited Partner	(1.0)%	(0.3)%	26.0%
Allocation to Special Limited Partner	—%	(0.1)%	(3.5)%

Total return after allocation to Special Limited Partner	(1.0)%	(0.4)%	22.5%

***	Interest income allocated from Master less total expenses.

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

Fairfield Futures Fund L.P. II
Notes to Financial Statements
December 31, 2010

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

The General Partner monitors and attempts to control the Partnership’s/Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2010 and 2009 are summarized below:

	For the period from	For the period from	For the period	For the period from
	October 1, 2010 to	July 1, 2010 to	from April 1, 2010	January 1, 2010 to
	December 31, 2010	September 30, 2010	to June 30, 2010	March 31, 2010
Net realized and unrealized trading gains (losses), expenses and interest income allocated from Master, net of brokerage fees	$1,905,061	$942,073	$(253,563)	$(1,637,297)
Net income (loss) before allocation to Special Limited Partner	$1,569,452	$556,262	$(599,682)	$(1,930,383)
Net income (loss) after allocation to Special Limited Partner	$1,569,452	$556,262	$(599,682)	$(1,930,383)
Increase (decrease) in net asset value per unit	$38.08	$13.17	$(15.24)	$(46.93)

	For the period from	For the period from	For the period	For the period from
	October 1, 2009 to	July 1, 2009 to	from April 1, 2009	January 1, 2009 to
	December 31, 2009	September 30, 2009	to June 30, 2009	March 31, 2009
Net realized and unrealized trading gains (losses), expenses and interest income allocated from Master, net of brokerage fees	$(96,416)	$3,219,232	$(1,078,976)	$(955,964)
Net income (loss) before allocation to Special Limited Partner	$(425,338)	$2,912,328	$(1,381,204)	$(1,298,255)
Net income (loss) after allocation to Special Limited Partner	$(425,338)	$2,848,052	$(1,381,204)	$(1,298,255)
Increase (decrease) in net asset value per unit	$(11.02)	$69.79	$(33.39)	$(29.98)

To the Limited Partners of
CMF Graham Capital Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Walter Davis President and Director Ceres Managed Futures LLC General Partner, CMF Graham Capital Master Fund L.P.

Ceres Managed Futures LLC
522 Fifth Avenue
14th Floor
New York, N.Y. 10036
212-296-1999

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
CMF Graham Capital Master Fund L.P.:
We have audited the accompanying statements of financial condition of CMF Graham Capital Master Fund L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2010 and 2009, and the related statements of income and expenses, and changes in partners’ capital for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Partnership for the year ended December 31, 2008 were audited by other auditors whose report, dated March 26, 2009, expressed an unqualified opinion on those statements.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such 2010 and 2009 financial statements present fairly, in all material respects, the financial position of CMF Graham Capital Master Fund L.P. as of December 31, 2010 and 2009, and the results of its operations and its changes in partners’ capital for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
New York, New York
March 23, 2011

Report of Independent Auditors
To the Partners of
CMF Graham Capital Master Fund L.P.:
In our opinion, the accompanying statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of CMF Graham Capital Master Fund L.P. at December 31, 2008, and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP

New York, New York
March 26, 2009

CMF Graham Capital Master Fund L.P.
Statements of Financial Condition
December 31, 2010 and 2009

	2010	2009

Assets:
Equity in commodity futures trading account:
Cash (Note 3c)	$151,476,359	$153,765,196
Cash margin (Note 3c)	14,248,524	15,503,558
Net unrealized appreciation on open futures contracts	1,429,574	406,652
Net unrealized appreciation on open forward contracts	1,819,046	1,562,793

Total assets	$168,973,503	$171,238,199

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Professional fees	$48,832	$25,939

Total liabilities	48,832	25,939

Partners’ Capital:
General Partner, 0.0000 unit equivalents at December 31, 2010 and 2009	—	—
Limited Partners, 96,248.2420 and 104,371.4673 Redeemable Units outstanding at December 31, 2010 and 2009, respectively	168,924,671	171,212,260

Total liabilities and partners’ capital	$168,973,503	$171,238,199

Net asset value per unit	$1,755.09	$1,640.41

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Condensed Schedule of Investments
December 31, 2010

	Notional ($)/
	Number		% of Partners’
	of Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	228	$359,313	0.21%
Energy	283	315,626	0.19
Grains	266	558,739	0.33
Indices	1,248	(459,198)	(0.27)
Interest Rates U.S.	504	67,408	0.04
Interest Rates Non-U.S.	203	53,235	0.03
Livestock	40	9,485	0.00 *
Metals	116	778,969	0.46
Softs	73	266,456	0.16

Total futures contracts purchased		1,950,033	1.15

Futures Contracts Sold
Currencies	77	29,787	0.02
Energy	25	(61,340)	(0.04)
Grains	10	(33,100)	(0.02)
Indices	56	15,505	0.01
Interest Rates U.S.	308	(68,192)	(0.04)
Interest Rates Non-U.S.	1,570	(394,024)	(0.23)
Metals	1	(7,875)	(0.01)
Softs	5	(1,220)	(0.00)*

Total futures contracts sold		(520,459)	(0.31)

Unrealized Appreciation on Open Forward Contracts
Currencies	$437,368,583	6,906,040	4.09
Metals	91	653,412	0.39

Total unrealized appreciation on open forward contracts		7,559,452	4.48

Unrealized Depreciation on Open Forward Contracts
Currencies	$362,272,604	(5,591,385)	(3.31)
Metals	23	(149,021)	(0.09)

Total unrealized depreciation on open forward contracts		(5,740,406)	(3.40)

Total fair value		$3,248,620	1.92%

*Due to rounding

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

CMF Graham Capital Master Fund L.P.
Statements of Income and Expenses
for the years ended
December 31, 2010, 2009 and 2008

	2010	2009	2008

Income:
Net gains (loss) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$11,520,692	$11,381,456	$61,878,532
Change in net unrealized gains (losses) on open contracts	1,279,175	1,086,609	1,251,182

Gain (loss) from trading, net	12,799,867	12,468,065	63,129,714
Interest income	150,635	125,256	2,202,621

Total income (loss)	12,950,502	12,593,321	65,332,335

Expenses:
Clearing fees	490,941	614,452	940,378
Professional fees	104,216	46,648	30,056

Total expenses	595,157	661,100	970,434

Net income (loss)	12,355,345	11,932,221	$64,361,901

Net income (loss) per unit (Note 6)	$116.10	$112.10	$396.07

Weighted average units outstanding	108,090.1761	118,814.5765	167,979.9211

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended
December 31, 2010, 2009 and 2008

Partners’
Capital

Partners’ Capital at December 31, 2007	$213,594,387
Net income (loss)	64,361,901
Subscriptions of 3,998.1810 Redeemable Units	5,096,496
Redemptions of 43,548.1379 Redeemable Units	(56,359,221)
Distribution of interest income to feeder funds	(2,202,621)

Partners’ Capital at December 31, 2008	224,490,942
Net income (loss)	11,932,221
Subscriptions of 7,455.9216 Redeemable Units	11,912,177
Redemptions of 49,869.3195 Redeemable Units	(76,997,824)
Distribution of interest income to feeder funds	(125,256)

Partners’ Capital at December 31, 2009	171,212,260
Net income (loss)	12,355,345
Subscriptions of 25,177.9622 Redeemable Units	39,272,697
Redemptions of 33,301.1875 Redeemable Units	(53,764,996)
Distribution of interest income to feeder funds	(150,635)

Partners’ Capital at December 31, 2010	$168,924,671

Net asset value per unit:

2008:	$1,529.39

2009:	$1,640.41

2010:	$1,755.09

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2010

1.	Partnership Organization:

CMF Graham Capital Master Fund L.P. (the “Master”) is a limited partnership organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, metals and softs. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of redeemable units of limited partnership interest (“Redeemable Units”).

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Master. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker for the Master, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of December 31, 2010 all trading decisions for the Master are made by the Advisor (defined below).

On April 1, 2006 (commencement of trading operations), Diversified 2000 Futures Fund L.P. (“Diversified 2000”), Diversified Multi-Advisor Futures Fund L.P. (“Diversified I”) and Diversified Multi-Advisor Futures Fund L.P. II (“Diversified II”) each allocated a portion of their capital to the Master. Diversified 2000 purchased 41,952.2380 Redeemable Units with cash equal to $41,952,238. Diversified I purchased 14,741.1555 Redeemable Units with cash equal to $14,741,156. Diversified II purchased 11,192.9908 Redeemable Units with cash equal to $11,192,991. On June 1, 2006, Fairfield Futures Fund L.P. II (“Fairfield II”) allocated substantially all of its capital and Tactical Diversified Futures Fund L.P. (“Tactical Diversified”) allocated a portion of its capital to the Master. Fairfield II purchased 74,569.3761 Redeemable Units with cash equal to $75,688,021. Tactical Diversified purchased 101,486.0491 Redeemable Units with cash equal to $103,008,482. The Master was formed to permit commodity pools managed now or in the future by Graham Capital Management, L.P. (the “Advisor”), using the K4D — 12.5 program, the Advisor’s proprietary, systematic trading program, to invest together in one trading vehicle.

The Master operates under a structure where its investors consist of Diversified 2000, Diversified I, Diversified II, Fairfield II and Tactical Diversified (each a “Feeder”, collectively the “Funds”), each of which owned approximately 7.2%, 4.3%, 3.2%, 22.8% and 62.5% investments in the Master at December 31, 2010, respectively. Diversified 2000, Diversified I, Diversified II, Fairfield II and Tactical Diversified owned approximately 13.2%, 5.4%, 4.6%, 25.7% and 51.1% investments in the Master at December 31, 2009, respectively.

The Master will be liquidated upon the first to occur of the following: December 31, 2025; or under certain other circumstances as defined in the Limited Partnership Agreement of the Master (the “Limited Partnership Agreement”).

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Master is not required to provide a Statement of Cash Flows.

c.	Master’s Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date.

CMF Graham Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2010

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

Master’s Fair Value Measurements.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. Management has concluded that based on available information in the marketplace, the Master’s Level 1 assets and liabilities are actively traded.

GAAP also requires the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Master’s Level 2 assets and liabilities.

The Master will separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and makes disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2010 and 2009, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). The gross presentation of the fair value of the Master’s derivatives by instrument type is shown in Note 4, “Trading Activities”.

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2010	(Level 1)	(Level 2)	(Level 3)

Assets
Futures	$1,429,574	$1,429,574	$—	$—
Forwards	1,819,046	504,391	1,314,655	—

Total assets	3,248,620	1,933,965	1,314,655	—

Total fair value	$3,248,620	$1,933,965	$1,314,655	$—

CMF Graham Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2010

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

f.	London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.

CMF Graham Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2010

g.	Income and Expenses Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro rata among the Funds at the time of such determination.

h.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Master’s income and expenses.

GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements and requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Master’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Master level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Master’s financial statements.

The Master files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. Generally, the 2007 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities. Management does not believe that there are any uncertain tax positions that require recognition of a tax liability.

i.	Subsequent Events. Management of the Master evaluates events that occur after the balance sheet date but before financial statements are filed. Management has assessed the subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

j.	Net Income (Loss) per Unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 6, “Financial Highlights.”

3.	Agreements:

a.	Limited Partnership Agreement:

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

The Master has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) are borne by the Master. All other fees including CGM’s direct brokerage fees shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2010 and 2009, the amounts of cash held by the Master for margin requirements was

CMF Graham Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2010

$14,248,524 and $15,503,558, respectively. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition.

All of the commodity interests owned by the Master are held for trading purposes. The average number of futures contracts traded for the years ended December 31, 2010 and 2009 based on a monthly calculation, were 6,576 and 6,643, respectively. The average number of metals forward contracts traded for the years ended December 31, 2010 and 2009 based on a monthly calculation, were 326 and 487, respectively. The average notional values of currency forward contracts for the years ended December 31, 2010 and 2009 based on a monthly calculation, were $904,929,087 and $1,640,220,199, respectively. In prior year, the average contracts and average notional values were based on a quarterly and not a monthly calculation. The amounts for the year ended December 31, 2009 have been revised accordingly.

CMF Graham Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2010

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of December 31, 2010 and 2009.

December 31, 2010

Assets
Futures Contracts
Currencies	$406,727
Energy	333,430
Grains	560,664
Indices	184,453
Interest Rates U.S.	145,320
Interest Rates Non-U.S.	71,168
Livestock	9,485
Metals	778,969
Softs	297,786

Total unrealized appreciation on open futures contracts	$2,788,002

Liabilities
Futures Contracts
Currencies	$(17,627)
Energy	(79,144)
Grains	(35,025)
Indices	(628,146)
Interest Rates U.S.	(146,104)
Interest Rates Non-U.S.	(411,957)
Metals	(7,875)
Softs	(32,550)

Total unrealized depreciation on open futures contracts	$(1,358,428)

Net unrealized appreciation on open futures contracts	$1,429,574 *

Assets
Forward Contracts
Currencies	$6,906,040
Metals	653,412

Total unrealized appreciation on open forward contracts	$7,559,452

Liabilities
Forward Contracts
Currencies	$(5,591,385)
Metals	(149,021)

Total unrealized depreciation on open forward contracts	$(5,740,406)

Net unrealized appreciation on open forward contracts	$1,819,046 **

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

CMF Graham Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2010

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

CMF Graham Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2010

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2010 and 2009.

	December 31, 2010	December 31, 2009
Sector	Gain (loss) from Trading	Gain (loss) from Trading

Currencies	$4,170,018	$3,111,674
Energy	(4,033,664)	(3,297,102)
Grains	462,563	(1,460,464)
Indices	(3,169,520)	15,480,005
Interest Rates U.S.	5,687,697	(3,698,764)
Interest Rates Non-U.S.	6,009,190	(2,767,757)
Livestock	317,837	21,968
Metals	3,862,111	3,246,372
Softs	(506,365)	1,832,133

Total	$12,799,867 ***	$12,468,065 ***

***	This amount is in “Gain (loss) from trading, net” on the Statements of Income and Expenses.

5.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become limited partners on the first day of the month after their subscription is processed. A limited partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Master in multiples of the net asset value per Redeemable Unit as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The Redeemable Units are classified as a liability when the limited partner elects to redeem and informs the Master.

6.	Financial Highlights:

Changes in the net asset value per unit for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008

Net realized and unrealized gains (losses)*	$115.67	$111.45	$383.27
Interest income	1.42	1.08	12.97
Expenses**	(0.99)	(0.43)	(0.17)

Increase (decrease) for the year	116.10	112.10	396.07
Distribution of interest income to feeder funds	(1.42)	(1.08)	(12.97)
Net asset value per unit, beginning of year	1,640.41	1,529.39	1,146.29

Net asset value per unit, end of year	$1,755.09	$1,640.41	$1,529.39

*	Includes clearing fees.

**	Excludes clearing fees.

	2010	2009	2008

Ratios to average net assets:
Net investment income (loss)***	(0.3)%	(0.3)%	0.6%

Operating expenses	0.4%	0.4%	0.4%

Total return	7.1	7.3%	34.6%

***	Interest income less total expenses.

CMF Graham Capital Master Fund L.P.
Notes to Financial Statements
December 31, 2010

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

The General Partner monitors and attempts to control the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for Graham Master for the years ended December 31, 2010 and 2009 are summarized below:

	For the period from	For the period from	For the period from	For the period from
	October 1, 2010 to	July 1, 2010 to	April 1, 2010 to	January 1, 2010 to
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Net realized and unrealized trading gains (losses) net of clearing fees including interest income	$9,768,625	$5,838,495	$878,231	$(4,025,790)
Net income (loss)	$9,749,856	$5,826,322	$821,669	$(4,042,502)
Increase (decrease) in net asset value per unit	$96.03	$54.96	$7.64	$(42.53)

	For the period from	For the period from	For the period from	For the period from
	October 1, 2009 to	July 1, 2009 to	April 1, 2009 to	January 1, 2009 to
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Net realized and unrealized trading gains (losses) net of clearing fees including interest income	$1,522,383	$14,250,196	$(2,335,820)	$(1,457,890)
Net income (loss)	$1,502,514	$14,240,193	$(2,344,541)	$(1,465,945)
Increase (decrease) in net asset value per unit	$13.91	$135.03	$(21.43)	$(15.41)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     PricewaterhouseCoopers LLP (“PwC”) was previously the principal accountant for the Partnership through July 22, 2009. On July 22, 2009, PwC was dismissed as principal accountant and on July 23, 2009 Deloitte & Touche LLP (“Deloitte”) was engaged as the independent registered public accounting firm. The decision to change accountants was approved by the General Partner of the Partnership.
     In connection with the audit of the fiscal year ended December 31, 2008, and through July 22, 2009, there were no disagreements with PwC, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference thereto in their report on the financial statements for the corresponding year.
     The audit report of PwC on the financial statements of the Partnership as of and for the year ended December 31, 2008, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principle.
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
     The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
     The report included in “Item 8. Financial Statements and Supplementary Data.” includes management’s report on internal control over financial reporting (“Management’s Report”).
     There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The Partnership has no officers, directors or employees and its affairs are managed by its General Partner. Investment decisions are made by the Advisor.
     The officers and directors of the General Partner are Walter Davis (President and Chairman of the Board of Directors), Jennifer Magro (Chief Financial Officer and Director), Michael McGrath (Director), Douglas J. Ketterer (Director), Ian Bernstein (Director), Harry Handler (Director), Patrick T. Egan (Director) and Alper Daglioglu (Director). Each director of the General Partner holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) Morgan Stanley Smith Barney Holdings LLC, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.
     Walter Davis, age 46, is President and Chairman of the Board of Directors of the General Partner (since June 2010). Mr. Davis was registered as an associated person of the General Partner and listed as a principal in June 2010. Mr. Davis is responsible for the oversight of the General Partner’s funds and accounts. Prior to the combination of Demeter Management LLC (“Demeter”) and the General Partner effective December 1, 2010, Mr. Davis served as Chairman of the Board of Directors and President of Demeter, a registered commodity pool operator. Mr. Davis was a principal and associated person of Demeter from May 2006 to December 2010 and July 2006 to December 2010, respectively. Mr. Davis was an associated person of Morgan Stanley DW Inc., a financial services firm, from August 2006 to April 2007, when, because of the merger of Morgan Stanley DW Inc. into Morgan Stanley & Co. Incorporated (“MS & Co.”), a global financial services firm, he became an associated person of MS & Co. (due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc.). Prior to becoming an associated person in August 2006, Mr. Davis was responsible for overseeing the sales and marketing of MS & Co.’s managed futures funds to high net worth and institutional investors on a global basis. Mr. Davis withdrew as an associated person of MS & Co. in June 2009. Mr. Davis has been an associated person of Morgan Stanley Smith Barney LLC since June 2009. Morgan Stanley Smith Barney LLC is registered as a broker-dealer with FINRA, an investment adviser with the SEC and a futures commission merchant with the CFTC. Mr. Davis is a Managing Director of Morgan Stanley Smith Barney LLC and the Director of Morgan Stanley Smith Barney LLC’s Managed Futures Department. Prior to joining Morgan Stanley in September 1999, Mr. Davis worked for Chase Manhattan Bank’s Alternative Investment Group from January 1992 until September 1999, where his principal duties included marketing managed futures funds to high net worth investors, as well as developing and structuring managed futures funds. Throughout his career, Mr. Davis has been involved with the development, management and marketing of a diverse array of commodity pools, hedge funds and other alternative investment vehicles. Mr. Davis received an MBA in Finance and International Business from the Columbia University Graduate School of Business in 1992 and a BA in Economics from the University of the South in 1987.
     Jennifer Magro, age 39, is Chief Financial Officer and Director of the General Partner (since October 2006 and May 2005, respectively). Ms. Magro was listed as a principal in June 2005. Ms. Magro served as Vice President and Secretary of the General Partner from August 2001 to December 2010 and June 2010 to December 2010, respectively. She was also a Managing Director of Citi Alternative Investments (“CAI”), a division of Citigroup that administered its hedge fund and fund of funds business, and was Chief Operating Officer of CAI’s Hedge Fund Management Group from October 2006 to July 2009. Ms. Magro is responsible for the financial, administrative and operational functions of the General Partner. She is also responsible for the accounting and financial and regulatory reporting of the General Partner’s managed futures funds. From March 1999 to July 2009, Ms. Magro was responsible for the accounting and financial and regulatory reporting of Citigroup’s managed futures funds. She had similar responsibilities with CAI’s Hedge Fund Management Group (from October 2006 to July 2009). Prior to joining the General Partner in January 1996, Ms. Magro was employed by Prudential Securities Inc., a securities brokerage services company, (from July 1994) as a staff accountant whose duties included the calculation of net asset values for commodity pools and real estate investment products. Ms. Magro received a BS in Accounting from the State University of New York, Oswego in 1993.
     Michael McGrath, age 41, has been a Director of the General Partner since June 2010. Mr. McGrath was listed as a principal in June 2010. Mr. McGrath was a principal and Director of Demeter from May 2006 until Demeter’s combination with the General Partner in December 2010. Mr. McGrath is a Managing Director of Morgan Stanley Smith Barney LLC and currently serves as the Head of Alternative Investments for the Global Wealth Management Group of Morgan Stanley Smith Barney LLC. He also serves on the Management Committee of the Global Wealth Management Group. Prior to his current role, Mr. McGrath served as the Director of Product Management for the Consulting Services Group in Morgan Stanley as well as the Chief Operating Officer for Private Wealth Management North America and Private Wealth Management Latin America (the Americas) and the Director of Product Development for Morgan Stanley’s Global Wealth Management Group. Mr. McGrath served as a Managing Director of Morgan Stanley from May 2004 until May 2009, when Mr. McGrath became a Managing Director of Morgan Stanley Smith Barney LLC. Mr. McGrath joined Morgan Stanley from Nuveen Investments, a publicly traded investment management company headquartered in Chicago, Illinois, where he worked from July 2001 to May 2004. At Nuveen Investments, Mr. McGrath served as a Managing Director and oversaw the development of alternative investment products catering to high net worth investors. Mr. McGrath received his BA degree from Saint Peters College in 1990, and currently serves on the school’s Board of Regents. He received his MBA in Finance from New York University in 1996.
     Douglas J. Ketterer, age 45, has been a Director of the General Partner since December 2010. Mr. Ketterer was listed as a principal in December 2010. Mr. Ketterer was a principal of Demeter from October 2003 until Demeter’s combination with the General Partner in December 2010. Mr. Ketterer is a Managing Director and Head of the U.S. Private Wealth Management Group within Morgan Stanley Smith Barney LLC. Mr. Ketterer joined MS & Co. in March 1990 and has served in many roles in the corporate finance/investment banking, asset management, and wealth management divisions of the firm; most recently as Chief Operating Officer, Wealth Management Group and Head of the Products Group with responsibility for a number of departments (including, among others, the Alternative Investments Group, Consulting Services Group, Annuities & Insurance Department and Retirement & Equity Solutions Group) which offered products and services through MS & Co.’s Global Wealth Management Group. Mr. Ketterer received his MBA from New York University’s Leonard N. Stern School of Business and his BS in Finance from the University at Albany’s School of Business.
     Ian Bernstein, age 48, is a Director of the General Partner. Mr. Bernstein has been a Director, and listed as a principal of the General Partner since December 2010. Mr. Bernstein held various positions, including Managing Director, within the Capital Markets group at Morgan Stanley DW Inc. from October 1984 to April 2007, when Morgan Stanley DW Inc. was merged into, its institutional affiliate, MS & Co. and became the Global Wealth Management Division of MS & Co. Mr. Bernstein first served as a Managing Director with MS & Co. in March 2004, prior to its merger with Morgan Stanley DW Inc. Since June 1, 2009, Mr. Bernstein has served as a Managing Director of Capital Markets at Morgan Stanley Smith Barney LLC, a new broker-dealer formed as a result of a joint venture between Citigroup and Morgan Stanley. The respective retail business of MS & Co. and Citigroup (formerly known as Smith Barney) was contributed to Morgan Stanley Smith Barney LLC. Mr. Bernstein has continued as Managing Director of both Morgan Stanley Smith Barney LLC, the retail broker-dealer, and MS & Co., the institutional broker-dealer, up to the present. Mr. Bernstein received his MBA from New York University’s Leonard N. Stern School of Business in 1988, and his BA from the University of Buckingham in 1980.
     Harry Handler, age 51, has been a Director of the General Partner since December 2010. Mr. Handler became registered as an associated person of the General Partner and listed as a principal in December 2010. Mr. Handler was a principal and associated person of Demeter from May 2005 until Demeter’s combination with the General Partner in December 2010, and from April 2006 until December 2010, respectively. He has been an associate member of the NFA since August 1985. Mr. Handler was an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 to April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS & Co., he became an associated person of MS & Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Handler withdrew as an associated person of MS & Co. in June 2009. Mr. Handler has been an associated person of Morgan Stanley Smith Barney LLC since June 2009. Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney LLC in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980’s, as an Assistant to the Chairman from March 1980 until June 1982. His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a BA degree and a double major in History and Political Science.
     Patrick T. Egan, age 41, has been a Director of the General Partner since December 2010. Mr. Egan became registered as an associated person of the General Partner and listed as a principal in December 2010. Mr. Egan has been an associate member of the NFA since December 1997. He has been an associated person of Morgan Stanley Smith Barney LLC since November 2010. Mr. Egan was an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1998 to April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS & Co., he became an associated person of MS & Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Egan withdrew as an associated person of MS & Co. in November 2010. Mr. Egan is an Executive Director at Morgan Stanley Smith Barney LLC and currently serves as the Co- Chief Investment Officer for Morgan Stanley Smith Barney LLC’s Managed Futures Department. Prior to his current role, Mr. Egan served as the Head of Due Diligence & Manager Research for Morgan Stanley’s Managed Futures Department from October 2003 until the formation of Morgan Stanley Smith Barney LLC in June 2009. From March 1993 through September 2003, Mr. Egan was an analyst and manager within the Managed Futures Department for Morgan Stanley DW Inc., and its predecessor firm, Dean Witter Reynolds, Inc., a financial services firm, with his primary responsibilities being dedicated to the product development, due diligence, investment analysis and risk management of the firm’s commodity pools. Mr. Egan began his career in August 1991, joining Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., until March 1993 when he joined the firm’s Managed Futures Department. Mr. Egan received a Bachelor of Business Administration with a concentration in Finance from the University of Notre Dame in May 1991. Mr. Egan is a former Director to the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms, from November 2004 to October 2006 and November 2006 to October 2008.
     Alper Daglioglu, age 33, has been a Director, and listed as a principal of the General Partner since December 2010. Mr. Daglioglu is an Executive Director at Morgan Stanley Smith Barney LLC and the Co-Chief Investment Officer for Morgan Stanley Smith Barney LLC’s Managed Futures Department. Mr. Daglioglu also serves on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group. Prior to his current role, Mr. Daglioglu was a Senior Analyst at the Product Origination Group within Morgan Stanley Managed Futures Department from December 2003 until the formation of Morgan Stanley Smith Barney LLC in June 2009. In addition to his responsibilities within Managed Futures Department, Mr. Daglioglu was also the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 to June 2009. Mr. Daglioglu served as a consultant at the Product Origination Group within Morgan Stanley Managed Futures Department from June 2003 to November 2003. Mr. Daglioglu received a BS degree in Industrial Engineering from Galatasaray University in June 2000 and a MBA degree in Finance from the University of Massachusetts-Amherst’s Isenberg School of Management in May 2003. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charterholder.
     The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors, and has not established an audit committee because it has no board of directors.
Item 11. Executive Compensation.
     The Partnership has no directors or officers. Its affairs are managed by its General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage fees for such services, as described under “Item 1. Business.” Brokerage fees and clearing fees of $1,833,646 were earned by CGM for the year ended December 31, 2010. Management fees of $810,963 were earned by the Advisor for the year ended December 31, 2010. Administrative fees of $202,742 were earned by the General Partner for the year ended December 31, 2010. There was no profit share allocation to the Special Limited Partner for the year ended December 31, 2010.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     (a) Security ownership of certain beneficial owners. As of February 28, 2011, the Partnership knows of no person who beneficially owns more than five percent (5%) of the Redeemable Units outstanding.

     (b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.
The following table indicates securities owned by management as of December 31, 2010:

(3) Amount and
	(2) Name of	Nature of
	Beneficial	Beneficial	(4) Percent of
(1) Title of Class	Owner	Ownership	Class

General Partner unit equivalents	General Partner	546.3187	1.5%
     (c) Changes in control. None.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     (a) Transactions with related persons. None.
     (b) Review, approval or ratification of transactions with related persons. Not applicable.
      (c) Promoters and certain control persons. CGM and the General Partner would be considered promoters for purposes of item 404(d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive, if any, from the Partnership are set forth under “Item 1. Business” and “Item 11. Executive Compensation.”
Item 14. Principal Accountant Fees and Services.
     (1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte in the year ended December 31, 2010 and the period from July 23, 2009 through December 31, 2009, PwC in the period from January 1, 2009 through July 22, 2009 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

	Deloitte		PwC
2010	$50,500		N/A
2009	$54,200	(1)	$15,300	(2)

(1)	For the period July 23, 2009 to December 31, 2009.

(2)	For the period January 1, 2009 to July 22, 2009.
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

2010	$15,750
2009	$15,000
     (4) All Other Fees. None.
     (5) Not Applicable.
     (6) Not Applicable.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1)	Financial Statements:

Statements of Financial Condition at December 31, 2010 and 2009.

Statements of Income and Expenses for the years ended December 31, 2010, 2009 and 2008.

Statements of Changes in Partners’ Capital for the years ended December 31, 2010, 2009 and 2008.

Notes to Financial Statements.

(2)	Exhibits:
3.1	— Limited Partnership Agreement (filed as Exhibit 3.2 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).

3.2	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York (filed as Exhibit 3.1 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).
(a)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated September 21, 2005 (filed as Exhibit 3.2A on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated September 19, 2008 (filed as Exhibit 3.2B on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated June 29, 2010 (filed as Exhibit 3.2(d) to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).
10.1	Customer Agreement between the Partnership and CGM (filed as Exhibit 10.2 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).

10.2	Form of Subscription Agreement (filed as Exhibit 10.4 to the Partnership’s Form 10 filed on April 29, 2005 and incorporated herein by reference).

10.3	Agency Agreement among the Partnership, the General Partner and CGM (filed as Exhibit 10.3 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).
(a)	Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC, dated June 1, 2009 (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).
10.4	Management Agreement among the Partnership, the General Partner and Graham (filed as Exhibit 10.1 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).
(a)	Letter extending the Management Agreement between the General Partner and Graham Capital Management L.P. for 2010 (filed herein).

16.1	Letter dated July 23, 2009 from PricewaterhouseCoopers LLP regarding Change in Certifying Accountant (filed as Exhibit 16.1 to the Form 8-K filed on July 24, 2009)

16.2	Letter dated June 26, 2008 from KPMG LLP regarding Change in Certifying Accountant (filed as Exhibit 16.1 to the Form 8-K filed on July 1, 2008)
The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference.

Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

Exhibit 32.1 — Section 1350 Certification (Certification of President and Director).

Exhibit 32.2 — Section 1350 Certification (Certification of Chief Financial Officer and Director).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Fairfield Futures Fund L.P. II

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President & Director
Date: March 31, 2010

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Walter Davis	/s/ Ian Bernstein	/s/ Patrick T. Egan

Walter Davis	Ian Bernstein	Patrick T. Egan
President and Director	Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 31, 2010	Date: March 31, 2010	Date: March 31, 2010

/s/ Jennifer Magro	/s/ Michael McGrath	/s/ Alper Daglioglu

Jennifer Magro	Michael McGrath	Alper Daglioglu
Chief Financial Officer and Director	Director	Director
(Principal Accounting Officer) Ceres Managed Futures LLC Date: March 31, 2010	Ceres Managed Futures LLC Date: March 31, 2010	Ceres Managed Futures LLC Date: March 31, 2010

/s/ Douglas J. Ketterer	/s/ Harry Handler
Douglas J. Ketterer	Harry Handler
Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 31, 2010	Date: March 31, 2010
     Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.
     Annual Report to Limited Partners
     No proxy material has been sent to Limited Partners.