Form 10-Q
period 2011-03-31
FAIRFIELD FUTURES FUND LP II
filed 2011-05-16
CIK 1276262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
Yes       No X
As of April 30, 2011, 32,962.3181 Limited Partnership Redeemable Units were outstanding.

FAIRFIELD FUTURES FUND L.P. II
FORM 10-Q

PART I
Item 1. Financial Statements
Fairfield Futures Fund L.P. II
Statements of Financial Condition

	(Unaudited)
	March 31,	December 31,
	2011	2010
Assets:
Investment in Master, at fair value	$36,441,079	$38,570,051
Cash	221,268	201,347

Total assets	$36,662,347	$38,771,398

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$137,484	$145,393
Management fees	60,634	64,178
Administrative fees	15,158	16,045
Other	144,515	118,947
Redemptions payable	1,331,677	469,933

Total liabilities	1,689,468	814,496

Partners’ Capital:
General Partner, 546.3187 unit equivalents outstanding at March 31, 2011 and December 31, 2010	564,205	579,475
Special Limited Partner, 442.4015 units outstanding at March 31, 2011 and December 31, 2010	456,886	469,251
Limited Partners, 32,875.5567 and 34,796.4209 Redeemable Units outstanding at March 31, 2011 and December 31, 2010, respectively	33,951,788	36,908,176

Total partners’ capital	34,972,879	37,956,902

Total liabilities and partners’ capital	$36,662,347	$38,771,398

Net asset value per unit	$1,032.74	$1,060.69

See accompanying notes to financial statements.

Fairfield Futures Fund L.P. II
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Investment Income:
Interest Income allocated from Master	$7,283	$4,827

Expenses:
Expenses allocated from Master	41,099	28,647
Brokerage fees	424,974	454,179
Management fees	187,468	200,960
Administrative fees	46,866	50,240
Other	47,279	41,886

Total expenses	747,686	775,912

Net investment income (loss)	(740,403)	(771,085)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	(5,433)	(1,774,206)
Change in net unrealized gains (losses) on open contracts allocated from Master	(232,405)	614,908

Total trading results allocated from Master	(237,838)	(1,159,298)

Net income (loss)	(978,241)	(1,930,383)
Subscriptions — Limited Partners	—	1,562,000
Redemptions — General Partner	—	(700,077)
Redemptions — Limited Partners	(2,005,782)	(1,676,619)

Net increase (decrease) in Partners’ Capital	(2,984,023)	(2,745,079)
Partners’ Capital, beginning of period	37,956,902	43,365,226

Partners’ Capital, end of period	$34,972,879	$40,620,147

Net asset value per unit (33,864.2769 and 39,641.9234 units outstanding at March 31, 2011 and 2010, respectively)	$1,032.74	$1,024.68

Net income (loss) per unit*	$(27.95)	$(46.93)

Weighted average units outstanding	35,508.6293	39,926.3534

*Based on change in net asset value per unit.
See accompanying notes to financial statements.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2011
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
Between January 12, 2004 (commencement of the offering period) and March 12, 2004, 28,601 redeemable units of limited partnership interest (“Redeemable Units”) and 285 General Partner unit equivalents were sold at $1,000 per unit. The proceeds of the initial offering were held in an escrow account until March 15, 2004 at which time they were remitted to the Partnership for trading. The Partnership was authorized to sell 200,000 Redeemable Units during its initial offering period. Effective January 31, 2011, the Partnership no longer offers Redeemable Units for sale.
Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of March 31, 2011, all trading decisions for the Partnership are made by the Advisor (defined below).
On June 1, 2006, the Partnership allocated substantially all of its capital to the CMF Graham Capital Master Fund L.P. (the “Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 74,569.3761 units of the Master with cash equal to $75,688,021. The Master was formed in order to permit accounts managed by Graham Capital Management, L.P. (“Graham” or the “Advisor”) using the K4D-15V Program, the Advisor’s proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. In addition, the Advisor is a special limited partner (the “Special Limited Partner”) of the Partnership. The Master’s commodity broker is CGM. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master-feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.
The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2011.
At March 31, 2011, the Partnership owned approximately 23.0% of the Master. At December 31, 2010, the Partnership owned approximately 22.8% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partner’s Capital are included herein.
The General Partner and each limited partner share in the profits and losses of the Partnership, after the allocation to the Special Limited Partner, in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their capital contribution and profits, if any, net of distributions.
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2011 and December 31, 2010, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2011 and

Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2011
(Unaudited)
2010. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010.
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

Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2011
(Unaudited)
The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2011 and December 31, 2010 and Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2011 and 2010 are presented below:
CMF Graham Capital Master Fund L.P.
Statements of Financial Condition

	(Unaudited)
	March 31,	December 31,
	2011	2010

Assets:
Equity in trading account:
Cash	$134,428,781	$151,476,359
Cash margin	21,613,395	14,248,524
Net unrealized appreciation on open futures contracts	2,500,328	1,429,574
Net unrealized appreciation on open forward contracts	—	1,819,046

Total assets	$158,542,504	$168,973,503

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$274,210	$—
Accrued expenses:
Professional fees	61,464	48,832

Total liabilities	335,674	48,832

Partners’ Capital:
General Partner, 0.0000 unit equivalents at March 31, 2011 and December 31, 2010	—	—
Limited Partners, 90,873.9466 and 96,248.2420 units outstanding at March 31, 2011 and December 31, 2010, respectively	158,206,830	168,924,671

Total liabilities and partners’ capital	$158,542,504	$168,973,503

Net asset value per unit	$1,740.95	$1,755.09

Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2011
(Unaudited)
CMF Graham Capital Master Fund L.P.
Condensed Schedule of Investments
March 31, 2011
(Unaudited)

	Notional ($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	166	$211,647	0.13%
Energy	291	552,163	0.35
Grains	245	261,726	0.17
Indices	721	431,307	0.27
Interest Rates U.S.	1,373	(224,399)	(0.14)
Interest Rates Non-U.S.	238	(175,378)	(0.11)
Livestock	53	123,655	0.08
Metals	96	511,509	0.32
Softs	92	(219,017)	(0.14)

Total futures contracts purchased		1,473,213	0.93

Futures Contracts Sold
Currencies	164	132,923	0.08
Energy	71	(55,448)	(0.03)
Grains	76	(124,775)	(0.08)
Indices	104	(313,055)	(0.20)
Interest Rates U.S.	491	94,574	0.06
Interest Rates Non-U.S.	2,450	1,263,035	0.80
Softs	24	29,861	0.02

Total futures contracts sold		1,027,115	0.65

Unrealized Appreciation on Open Forward Contracts
Currencies	$791,015,926	9,388,021	5.93
Metals	115	355,428	0.23

Total unrealized appreciation on open forward contracts		9,743,449	6.16

Unrealized Depreciation on Open Forward Contracts
Currencies	$781,603,579	(9,708,776)	(6.13)
Metals	112	(308,883)	(0.20)

Total unrealized depreciation on open forward contracts		(10,017,659)	(6.33)

Net fair value		$2,226,118	1.41%

Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2011
(Unaudited)
CMF Graham Capital Master Fund L.P.
Condensed Schedule of Investments
December 31, 2010

	Notional ($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	228	$359,313	0.21%
Energy	283	315,626	0.19
Grains	266	558,739	0.33
Indices	1,248	(459,198)	(0.27)
Interest Rates U.S.	504	67,408	0.04
Interest Rates Non-U.S.	203	53,235	0.03
Livestock	40	9,485	0.00 *
Metals	116	778,969	0.46
Softs	73	266,456	0.16

Total futures contracts purchased		1,950,033	1.15

Futures Contracts Sold
Currencies	77	29,787	0.02
Energy	25	(61,340)	(0.04)
Grains	10	(33,100)	(0.02)
Indices	56	15,505	0.01
Interest Rates U.S.	308	(68,192)	(0.04)
Interest Rates Non-U.S.	1,570	(394,024)	(0.23)
Metals	1	(7,875)	(0.01)
Softs	5	(1,220)	(0.00)*

Total futures contracts sold		(520,459)	(0.31)

Unrealized Appreciation on Open Forward Contracts
Currencies	$437,368,583	6,906,040	4.09
Metals	91	653,412	0.39

Total unrealized appreciation on open forward contracts		7,559,452	4.48

Unrealized Depreciation on Open Forward Contracts
Currencies	$362,272,604	(5,591,385)	(3.31)
Metals	23	(149,021)	(0.09)

Total unrealized depreciation on open forward contracts		(5,740,406)	(3.40)

Net fair value		$3,248,620	1.92%

*	Due to rounding.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2011
(Unaudited)
CMF Graham Capital Master Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Investment Income:
Interest income	$31,454	$20,418

Expenses:
Clearing fees	155,078	103,022
Professional fees	22,632	16,712

Total expenses	177,710	119,734

Net investment income (loss)	(146,256)	(99,316)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(48,218)	(7,243,824)
Change in net unrealized gains (losses) on open contracts	(1,022,502)	3,300,638

Total trading results	(1,070,720)	(3,943,186)

Net income (loss)	(1,216,976)	(4,042,502)
Subscriptions — Limited Partners	—	27,645,697
Redemptions — Limited Partners	(9,469,411)	(21,264,114)
Distribution of interest income to feeder funds	(31,454)	(20,418)

Net increase (decrease) in Partners’ Capital	(10,717,841)	2,318,663
Partners’ Capital, beginning of period	168,924,671	171,212,260

Partners’ Capital, end of period	$158,206,830	$173,530,923

Net asset value per unit (90,873.9466 and 108,613.7805 units outstanding at March 31, 2011 and 2010, respectively)	$1,740.95	$1,597.69

Net income (loss) per unit*	$(13.80)	$(42.53)

Weighted average units outstanding	93,736.6352	112,101.8549

*Based on change in net asset value per unit.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2011
(Unaudited)
2.   Financial Highlights:
Changes in the net asset value per unit for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31,
	2011	2010
Net realized and unrealized gains (losses) *	$(20.08)	$(39.62)
Interest income	0.20	0.12
Expenses **	(8.07)	(7.43)

Increase (decrease) for the period	(27.95)	(46.93)
Net asset value per unit, beginning of period	1,060.69	1,071.61

Net asset value per unit, end of period	$1,032.74	$1,024.68

*	Includes Partnership brokerage fees and clearing fees allocated from the Master.

**	Excludes Partnership brokerage fees and clearing fees allocated from the Master.

	Three Months Ended
	March 31,
	2011	2010
Ratios to average net assets:***
Net investment income (loss) before allocation to Special Limited Partner****	(8.1)%	(7.8)%

Operating expenses	8.2%	7.8%
Allocation to Special Limited Partner	—%	—%

Total expenses	8.2%	7.8%

Total return:
Total return before allocation to Special Limited Partner	(2.6)%	(4.4)%
Allocation to Special Limited Partner	—%	—%

Total return after allocation to Special Limited Partner	(2.6)%	(4.4)%

***	Annualized (except for allocation to Special Limited Partner, if applicable).

****	Interest income allocated from the Master less total expenses.
The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2011
(Unaudited)
Financial Highlights of the Master:

	Three Months Ended
	March 31,
	2011	2010
Net realized and unrealized gains (losses) *	$(13.90)	$(42.57)
Interest income	0.34	0.19
Expenses **	(0.24)	(0.15)

Increase (decrease) for the period	(13.80)	(42.53)
Distribution of interest income to feeder funds	(0.34)	(0.19)
Net asset value per unit, beginning of period	1,755.09	1,640.41

Net asset value per unit, end of period	$1,740.95	$1,597.69

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended
	March 31,
	2011	2010
Ratios to average net assets:***
Net investment income (loss)****	(0.4)%	(0.2)%

Operating expenses	0.4%	0.3%

Total return	(0.8)%	(2.6)%

***	Annualized.

****	Interest income less total expenses.
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
The customer agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and on open forward contracts on the Statements of Financial Condition.
Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2011
(Unaudited)
All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the three months ended March 31, 2011 and 2010 were 7,656 and 7,499, respectively. The monthly average number of metals forward contracts traded during the three months ended March 31, 2011 and 2010 were 269 and 398, respectively. The monthly average notional values of currency forward contracts during the three months ended March 31, 2011 and 2010 were $1,313,684,022 and $948,091,563 respectively. The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of March 31, 2011 and December 31, 2010.

March 31, 2011
Assets
Futures Contracts
Currencies	$351,018
Energy	564,902
Grains	333,408
Indices	531,433
Interest Rates U.S.	228,642
Interest Rates Non-U.S.	1,356,610
Livestock	123,655
Metals	598,896
Softs	36,700

Total unrealized appreciation on open futures contracts	$4,125,264

Liabilities
Futures Contracts
Currencies	$(6,448)
Energy	(68,187)
Grains	(196,457)
Indices	(413,181)
Interest Rates U.S.	(358,467)
Interest Rates Non-U.S.	(268,953)
Metals	(87,387)
Softs	(225,856)

Total unrealized depreciation on open futures contracts	$(1,624,936)

Net unrealized appreciation on open futures contracts	$2,500,328 *

Assets
Forward Contracts
Currencies	$9,388,021
Metals	355,428

Total unrealized appreciation on open forward contracts	$9,743,449

Liabilities
Forward Contracts
Currencies	$(9,708,776)
Metals	(308,883)

Total unrealized depreciation on open forward contracts	$(10,017,659)

Net unrealized depreciation on open forward contracts	$(274,210) **

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” on the Master’s Statements of Financial Condition.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2011
(Unaudited)

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
The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
Sector	2011	2010
Currencies	$(1,718,471)	$134,058
Energy	1,146,153	(9,678)
Grains	(109,559)	241,683
Indices	(1,267,640)	(3,173,756)
Interest Rates U.S.	(1,337,400)	(871,170)
Interest Rates Non-U.S.	269,082	2,225,302
Livestock	132,388	237,965
Metals	870,154	(865,965)
Softs	944,573	(1,861,625)

Total	$(1,070,720) ***	$(3,943,186) ***

***	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2011
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
GAAP also requires the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s Level 2 assets.
The Partnership will separately present purchases, sales, issuances, and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
The Partnership values its investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2011 and December 31, 2010, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	March 31, 2011	Assets (Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master
Net fair value	$36,441,079	$—	$36,441,079	$—

	$36,441,079	$—	$36,441,079	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	December 31, 2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Investment in Master	$38,570,051	$—	$38,570,051	$—

Net fair value	$38,570,051	$—	$38,570,051	$—

Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2011
(Unaudited)
Master’s Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.
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
The Master will separately present purchases, sales, issuances, and settlements in its reconciliation of Level 3 fair value measurements (i.e.,  to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended March 31, 2011 and December 31, 2010, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	March 31, 2011	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Futures	$4,125,264	$4,125,264	$—	$—
Forwards	9,743,449	355,428	9,388,021	—

Total assets	13,868,713	4,480,692	9,388,021	—

Liabilities
Futures	$1,624,936	$1,624,936	$—	$—
Forwards	10,017,659	308,883	9,708,776	—

Total liabilities	11,642,595	1,933,819	9,708,776	—

Net fair value	$2,226,118	$2,546,873	$(320,755)	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	December 31, 2010*	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Futures	$2,788,002	$2,788,002	$—	$—
Forwards	7,559,452	653,412	6,906,040	—

Total assets	10,347,454	3,441,414	6,906,040	—

Liabilities
Futures	$1,358,428	$1,358,428	$—	$—
Forwards	5,740,406	149,021	5,591,385	—

Total liabilities	7,098,834	1,507,449	5,591,385	—

Net fair value	$3,248,620	$1,933,965	$1,314,655	$—

*	The amounts have been reclassified from the December 31, 2010 prior year financial statements to conform to current year presentation based on new fair value guidance.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2011
(Unaudited)
5.   Financial Instrument Risks:
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
Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master have credit risk and concentration risk as the sole counterparty or broker with respect to the Partnership’s/Master’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Partnership’s/Master’s counterparty is an exchange or clearing organization.
The General Partner monitors and attempts to control the Partnership’s/Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.
The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Master’s business, these instruments may not be held to maturity.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2011
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
The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2011 and December 31, 2010, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended March 31, 2011 and December 31, 2010, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
March 31, 2011
(Unaudited)
Forward Foreign Currency Contracts. Foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
The Master does not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses and Changes in Partners’ Capital.
London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and changes in net unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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
Liquidity and Capital Resources
The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2011.
The Partnership’s capital consists of capital contributions of the partners, as increased or decreased by gains or losses allocated from the Master on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.
For the three months ended March 31, 2011, Partnership capital decreased 7.9% from $37,956,902 to $34,972,879. This decrease was attributable to a net loss from operations of $978,241 coupled with redemptions of 1,920.8642 Redeemable Units totaling $2,005,782. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.
The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of units and distribution of profits, if any.
For the three months ended March 31, 2011, the Master’s capital decreased 6.3% from $168,924,671 to $158,206,830. This decrease was attributable to a net loss from operations of $1,216,976 coupled with redemptions of 5,374.2954 units totaling $9,469,411 and distribution of interest income to feeder funds totaling $31,454. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.
Critical Accounting Policies
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Management believes that the estimates utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 6 of the Financial Statements.
The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized and change in net unrealized trading gain (loss) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations
During the Partnership’s first quarter of 2011, the net asset value per unit decreased 2.6% from $1,060.69 to $1,032.74 as compared to a decrease of 4.4% in the first quarter of 2010. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage fees and related fees in the first quarter of 2011 of $237,838. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, grains, indices and U.S. interest rates and were partially offset by gains in energy, non-U.S. interest rates, livestock, metals and softs. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage fees and related fees in the first quarter of 2010 of $1,159,298. Losses were primarily attributable to the trading of commodity futures in energy, indices, U.S. interest rates, metals and softs and were partially offset by gains in currencies, non-U.S. interest rates and livestock.
The most significant losses were incurred within the currency markets, primarily during January, from long futures positions in the Japanese yen, Australian dollar, South African rand, and Canadian dollar versus the U.S. dollar as the value of these currencies declined against the U.S. dollar following the release of minutes from the latest U.S. Federal Reserve meeting that showed optimism about the U.S. economy and boosted demand for the U.S. currency. Further losses were recorded within this sector during March from long positions in the Canadian dollar versus the U.S. dollar as “commodity currencies” such as the Canadian dollar weakened as a result of the “flight to quality” following the natural disaster in Japan. Within the global stock index markets, losses were experienced primarily during March from long positions in European, U.S., and Pacific Rim equity index futures as prices moved sharply lower after the disaster in Japan spurred concern about global economic growth. Within the global interest rate sector, losses were incurred primarily during February from short positions in U.S. and European fixed-income futures as prices increased amid a “flight-to-safety” spurred by geopolitical concerns in the Middle East and North Africa.
A portion of the Partnership’s losses for the quarter was offset by gains achieved within the energy markets, primarily during February and March, from long futures positions in crude oil and its related products as prices rose after political tension in Egypt stoked worries that protests may spread to crude-producing parts of the Middle East. Further gains were recorded after futures prices of crude oil and its related products continued to increase as geopolitical tensions extended to Libya. Within the agricultural complex, gains were experienced primarily during January and February due to long futures positions in cotton as prices increased on signs that global output may fail to keep pace with rising demand in China, the world’s biggest buyer of the fiber. Gains were recorded within the metals markets, primarily during February, from long positions in silver futures as prices extended a rally to a 30-year high after mounting unrest in the Middle East spurred demand for silver as a “safe haven.”

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
Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master, was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income allocated from the Master for the three months ended March 31, 2011 increased by $2,456, as compared to the corresponding period in 2010. The increase in interest income is primarily due to higher U.S. Treasury bill rates during the three months ended March 31, 2011 as compared to the corresponding period in 2010. Interest earned by the Partnership will increase the net asset value of the Partnership.
Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three months ended March 31, 2011 decreased by $29,205, as compared to the corresponding period in 2010. The decrease in brokerage fees is due to lower average net assets during the three months ended March 31, 2011 as compared to the corresponding period in 2010.
Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2011 decreased by $13,492, as compared to the corresponding period in 2010. The decrease in management fees is due to lower average net assets during the three months ended March 31, 2011 as compared to the corresponding period in 2010.
Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three months ended March 31, 2011 decreased by $3,374, as compared to the corresponding period in 2010. The decrease in administrative fees is due to lower average net assets during the three months ended March 31, 2011 as compared to the corresponding period in 2010.
Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no profit share allocations earned for the three months ended March 31, 2011 and 2010. The Advisor will not be allocated a profit share until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
In allocating substantially all of the assets of the Partnership to the Master, the General Partner considers the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2011 and December 31, 2010, and the highest, lowest and average values during the three months ended March 31, 2011 and the twelve months ended December 31, 2010. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.
As of March 31, 2011, the Master’s total capitalization was $158,206,830 and the Partnership owned approximately 23.0% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of March 31, 2011 was as follows:
March 31, 2011

			Three Months Ended March 31, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$10,526,667	6.65%	$14,645,028	$5,042,022	$9,712,741
Energy	1,121,320	0.71%	1,221,130	430,473	715,112
Grains	478,650	0.30%	624,700	436,750	497,655
Indices	4,094,626	2.59%	11,180,261	3,276,704	6,785,775
Interest Rates U.S.	829,155	0.52%	1,205,145	545,675	851,529
Interest Rates Non-U.S.	2,782,686	1.76%	3,022,899	1,439,332	2,717,692
Livestock	63,600	0.04%	63,600	38,000	42,867
Metals	1,048,048	0.66%	1,637,443	616,825	1,030,163
Softs	375,073	0.24%	491,327	241,774	354,051

Total	$21,319,825	13.47%

*	Average month-end Values at Risk.
     As of December 31, 2010, the Master’s total capitalization was $168,924,671 and the Partnership owned approximately 22.8% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2010 was as follows:
December 31, 2010

			Twelve Months Ended December 31, 2010
		% of Total	High	Low	Average*
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk
Currencies	$6,192,975	3.67%	$11,364,239	$996,231	$5,226,199
Energy	1,048,521	0.62%	1,989,347	236,269	1,000,222
Grains	448,450	0.26%	964,687	124,875	411,118
Indices	5,301,813	3.14%	13,726,706	1,137,775	5,507,221
Interest Rates U.S.	161,600	0.10%	2,021,410	68,806	1,014,515
Interest Rates Non-U.S.	1,209,918	0.72%	4,305,447	749,055	2,006,426
Livestock	40,000	0.02%	106,400	800	50,304
Metals	1,012,127	0.60%	1,771,142	494,357	993,963
Softs	258,565	0.15%	1,144,148	85,988	385,351

Total	$15,673,969	9.28%

*	Annual average of month-end Values at Risk.

Item 4.	Controls and Procedures
The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.
Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.
The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
Mutual Funds
Several issues in the mutual fund industry have come under the scrutiny of federal and state regulators. Citigroup has received subpoenas and other requests for information from various government regulators regarding market timing, financing, fees, sales practices and other mutual fund issues in connection with various investigations. Citigroup is cooperating with all such reviews. Additionally, CGM has entered into a settlement agreement with the SEC with respect to revenue sharing and sales of classes of funds.
On May 31, 2005, Citigroup announced that Smith Barney Fund Management LLC and CGM completed a settlement with the SEC resolving an investigation by the SEC into matters relating to arrangements between certain Smith Barney mutual funds, an affiliated transfer agent and an unaffiliated sub-transfer agent. Under the terms of the settlement, Citigroup agreed to pay fines totaling $208.1 million. The settlement, in which Citigroup neither admitted nor denied any wrongdoing or liability, includes allegations of willful misconduct by Smith Barney Fund Management LLC and CGM in failing to disclose aspects of the transfer agent arrangements to certain mutual fund investors.
In May 2007, CGM finalized its settlement agreement with the NYSE and the New Jersey Bureau of Securities on the matter related to its market-timing practices prior to September 2003.
FINRA Settlement
On October 12, 2009, FINRA announced its acceptance of an Award Waiver and Consent (“AWC”) in which CGM, without admitting or denying the findings, consented to the entry of the AWC and a fine and censure of $600,000. The AWC includes findings that CGM failed to adequately supervise the activities of its equities trading desk in connection with swap and related hedge trades in U.S. and Italian equities that were designed to provide certain perceived tax advantages. CGM was charged with failing to provide for effective written procedures with respect to the implementation of the trades, failing to monitor Bloomberg messages and failing to properly report certain of the trades to the NASDAQ.
Auction Rate Securities
On May 31, 2006, the SEC instituted and simultaneously settled proceedings against CGM and 14 other broker-dealers regarding practices in the auction rate securities market. The SEC alleged that the broker-dealers violated Section 17(a)(2) of the Securities Act of 1933, as amended. The broker-dealers, without admitting or denying liability, consented to the entry of an SEC cease-and-desist order providing for censures, undertakings and penalties. CGM paid a penalty of $1.5 million.
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

Subprime Mortgage-Related Actions
The SEC, among other regulators, is investigating Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis, including an ongoing inquiry into Citigroup’s structuring and sale of collateralized debt obligations. Citigroup is cooperating fully with the SEC’s inquiries.
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
Credit Crisis Related Matters
Beginning in the fourth quarter of 2007, certain of Citigroup’s, and CGM’ regulators and other state and federal government agencies commenced formal and informal investigations and inquiries, and issued subpoenas and requested information, concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including CGM, are involved in discussions with certain of its regulators to resolve certain of these matters.
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
          There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The Partnership no longer offers Redeemable Units for sale.
The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
		(b) Average	of Redeemable Units	Redeemable Units that
	(a) Total Number	Price Paid	Purchased as Part	May Yet Be
	of Redeemable	per Redeemable	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Unit**	Plans or Programs	Plans or Programs
January 1, 2011 – January 31, 2011	198.1316	$1,054.46	N/A	N/A
February 1, 2011 – February 28, 2011	433.2721	$1,073.65	N/A	N/A
March 1, 2011 – March 31, 2011	1,289.4605	$1,032.74	N/A	N/A
	1,920.8642	$1,044.21	N/A	N/A

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
** Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 3.	Defaults Upon Senior Securities – None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information – None.

Item 6.	Exhibits
3.1	Limited Partnership Agreement (filed as Exhibit 3.1 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).

3.2	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York (filed as Exhibit 3.1 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).
(a)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated September 21, 2005 (filed as Exhibit 3.2A to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated September 19, 2008 (filed as Exhibit 3.2B to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated June 29, 2010 (filed as Exhibit 3.2(d) to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).
10.1	Customer Agreement between the Partnership and CGM (filed as Exhibit 10.2 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).

10.2	Form of Subscription Agreement (filed as Exhibit 10.4 to the Partnership’s Form 10 filed on April 29, 2005 and incorporated herein by reference).

10.3	Escrow Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).

10.4	Agency Agreement among the Partnership, the General Partner and CGM (filed as Exhibit 10.3 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).
(a)	Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC, dated June 1, 2009 (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).
10.5	Management Agreement among the Partnership, the General Partner and Graham (filed as Exhibit 10.1 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).
(a)	Letter extending the Management Agreement between the General Partner and Graham for 2010 (filed as Exhibit 10.4(a) to the Form 10-K filed March 31, 2011 and incorporated herein by reference).
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

Date: May 16, 2011

By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director (Principal Accounting Officer)

Date: May 16, 2011