Form 10-Q
period 2011-06-30
FAIRFIELD FUTURES FUND LP II
filed 2011-08-15
CIK 1276262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
Yes       No X
As of July 31, 2011, 26,105.3451 Limited Partnership Redeemable Units were outstanding.

FAIRFIELD FUTURES FUND L.P. II
FORM 10-Q
INDEX

		Page
PART I - Financial Information:		Number

Item 1.	Financial Statements:

	Statements of Financial Condition at June 30, 2011 (unaudited) and December 31, 2010	3

	Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2011 and 2010 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of CMF Graham Capital Master Fund L.P. (unaudited)	5–19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20–22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23–24

Item 4.	Controls and Procedures	25

PART II - Other Information		26-29
Exhibits

31.1 Certification

31.2 Certification

32.1 Certification

32.2 Certification
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

PART I
Item 1. Financial Statements
Fairfield Futures Fund L.P. II
Statements of Financial Condition

	(Unaudited)
	June 30,	December 31,
	2011	2010
Assets:
Investment in Master, at fair value	$32,555,083	$38,570,051
Cash	223,255	201,347

Total assets	$32,778,338	$38,771,398

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$122,919	$145,393
Management fees	54,183	64,178
Administrative fees	13,546	16,045
Other	145,913	118,947
Redemptions payable	5,221,449	469,933

Total liabilities	5,558,010	814,496

Partners’ Capital:
General Partner, 546.3187 unit equivalents outstanding at June 30, 2011 and December 31, 2010	530,120	579,475
Special Limited Partner, 442.4015 units outstanding at June 30, 2011 and December 31, 2010	429,284	469,251
Limited Partners, 27,063.4662 and 34,796.4209 Redeemable Units outstanding at June 30, 2011 and December 31, 2010, respectively	26,260,924	36,908,176

Total partners’ capital	27,220,328	37,956,902

Total liabilities and partners’ capital	$32,778,338	$38,771,398

Net asset value per unit	$970.35	$1,060.69

See accompanying notes to financial statements.

Fairfield Futures Fund L.P. II
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Investment Income:
Interest income allocated from Master	$1,252	$10,111	$8,535	$14,938

Expenses:
Expenses allocated from Master	49,288	41,985	90,387	70,632
Brokerage fees	389,133	461,925	814,107	916,104
Management fees	171,578	204,466	359,046	405,426
Administrative fees	42,895	51,117	89,761	101,357
Other	53,513	90,536	100,792	132,422

Total expenses	706,407	850,029	1,454,093	1,625,941

Net investment income (loss)	(705,155)	(839,918)	(1,445,558)	(1,611,003)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	(683,141)	1,537,006	(688,574)	(237,200)
Change in net unrealized gains (losses) on open contracts allocated from Master	(682,557)	(1,296,770)	(914,962)	(681,862)

Total trading results allocated from Master	(1,365,698)	240,236	(1,603,536)	(919,062)

Net income (loss)	(2,070,853)	(599,682)	(3,049,094)	(2,530,065)
Subscriptions — Limited Partners	0	1,894,000	0	3,456,000
Redemptions — General Partner	0	0	0	(700,077)
Redemptions — Limited Partners	(5,681,698)	(2,550,800)	(7,687,480)	(4,227,419)

Net increase (decrease) in Partners’ Capital	(7,752,551)	(1,256,482)	(10,736,574)	(4,001,561)
Partners’ Capital, beginning of period	34,972,879	40,620,147	37,956,902	43,365,226

Partners’ Capital, end of period	$27,220,328	$39,363,665	$27,220,328	$39,363,665

Net asset value per unit (28,052.1864 and 38,995.3791 units outstanding at June 30, 2011 and 2010, respectively)	$970.35	$1,009.44	$970.35	$1,009.44

Net income (loss) per unit*	$(62.39)	$(15.24)	$(90.34)	$(62.17)

Weighted average units outstanding	33,602.0318	39,784.0795	34,555.3306	39,855.2165

*Based on change in net asset value per unit.
See accompanying notes to financial statements.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2011
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
The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended June 30, 2011.
At June 30, 2011, the Partnership owned approximately 20.2% of the Master. At December 31, 2010, the Partnership owned approximately 22.8% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partner’s Capital are included herein.
The General Partner and each limited partner share in the profits and losses of the Partnership, after the allocation to the Special Limited Partner, in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions.
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2011 and December 31, 2010, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2011 and

Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2011
(Unaudited)
2010. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010.
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

Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2011
(Unaudited)
The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2011 and December 31, 2010 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2011 and 2010 are presented below:
CMF Graham Capital Master Fund L.P.
Statements of Financial Condition

	(Unaudited)
	June 30,	December 31,
	2011	2010

Assets:
Equity in trading account:
Cash	$141,949,246	$151,476,359
Cash margin	21,167,763	14,248,524
Net unrealized appreciation on open futures contracts	0	1,429,574
Net unrealized appreciation on open forward contracts	0	1,819,046

Total assets	$163,117,009	$168,973,503

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$1,481,839	$0
Net unrealized depreciation on open forward contracts	135,097	0
Accrued expenses:
Professional fees	26,210	48,832

Total liabilities	1,643,146	48,832

Partners’ Capital:
General Partner, 0.0000 unit equivalents at June 30, 2011 and December 31, 2010	0	0
Limited Partners, 96,859.6189 and 96,248.2420 units outstanding at June 30, 2011 and December 31, 2010, respectively	161,473,863	168,924,671

Total liabilities and partners’ capital	$163,117,009	$168,973,503

Net asset value per unit	$1,667.09	$1,755.09

Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2011
(Unaudited)
CMF Graham Capital Master Fund L.P.
Condensed Schedule of Investments
June 30, 2011
(Unaudited)

	Notional ($)/ Number		% of Partners’
	of Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	185	$44,005	0.03%
Energy	295	598,101	0.37
Grains	283	(639,952)	(0.40)
Indices	467	541,585	0.33
Interest Rates U.S.	1,279	(873,141)	(0.54)
Interest Rates Non-U.S.	1,910	(497,941)	(0.31)
Metals	165	(385,511)	(0.24)
Softs	125	56,779	0.04

Total futures contracts purchased		(1,156,075)	(0.72)

Futures Contracts Sold
Currencies	191	49,835	0.03
Energy	218	(433,599)	(0.27)
Grains	401	491,735	0.31
Indices	270	(270,688)	(0.17)
Interest Rates U.S.	9	(838)	(0.00)*
Interest Rates Non-U.S.	569	(131,975)	(0.08)
Livestock	55	890	0.00 *
Softs	19	(31,124)	(0.02)

Total futures contracts sold		(325,764)	(0.20)

Unrealized Appreciation on Open Forward Contracts
Currencies	$818,938,652	6,695,101	4.15
Metals	114	403,582	0.25

Total unrealized appreciation on open forward contracts		7,098,683	4.40

Unrealized Depreciation on Open Forward Contracts
Currencies	$853,443,769	(6,723,135)	(4.16)
Metals	160	(510,645)	(0.32)

Total unrealized depreciation on open forward contracts		(7,233,780)	(4.48)

Net fair value		$(1,616,936)	(1.00)%

*	Due to rounding.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2011
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

Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2011
(Unaudited)
CMF Graham Capital Master Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Investment Income:
Interest income	$6,100	$43,047	$37,554	$63,465

Expenses:
Clearing fees	228,699	122,520	383,777	225,542
Professional fees	14,261	56,562	36,893	73,274

Total expenses	242,960	179,082	420,670	298,816

Net investment income (loss)	(236,860)	(136,035)	(383,116)	(235,351)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(3,941,892)	6,507,871	(3,990,110)	(735,953)
Change in net unrealized gains (losses) on open contracts	(3,843,054)	(5,550,167)	(4,865,556)	(2,249,529)

Total trading results	(7,784,946)	957,704	(8,855,666)	(2,985,482)

Net income (loss)	(8,021,806)	821,669	(9,238,782)	(3,220,833)
Subscriptions — Limited Partners	22,095,530	8,957,500	22,095,530	36,603,197
Redemptions — Limited Partners	(10,800,591)	(10,501,223)	(20,270,002)	(31,765,337)
Distribution of interest income to feeder funds	(6,100)	(43,047)	(37,554)	(63,465)

Net increase (decrease) in Partners’ capital	3,267,033	(765,101)	(7,450,808)	1,553,562
Partners’ Capital, beginning of period	158,206,830	173,530,923	168,924,671	171,212,260

Partners’ Capital, end of period	$161,473,863	$172,765,822	$161,473,863	$172,765,822

Net asset value per unit (96,859.6189 and 107,646.4306 units outstanding at June 30, 2011 and 2010, respectively)	$1,667.09	$1,604.94	$1,667.09	$1,604.94

Net income (loss) per unit*	$(73.79)	$7.64	$(87.59)	$(34.89)

Weighted average units outstanding	98,699.7975	110,176.4975	96,218.2163	111,139.1762

*Based on change in net asset value per unit.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2011
(Unaudited)
2.   Financial Highlights:
Changes in the net asset value per unit for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net realized and unrealized gains (losses) *	$(54.37)	$(6.45)	$(74.45)	$(46.07)
Interest income	0.04	0.25	0.24	0.37
Expenses **	(8.06)	(9.04)	(16.13)	(16.47)

Increase (decrease) for the period	(62.39)	(15.24)	(90.34)	(62.17)
Net asset value per unit, beginning of period	1,032.74	1,024.68	1,060.69	1,071.61

Net asset value per unit, end of period	$970.35	$1,009.44	$970.35	$1,009.44

*	Includes Partnership brokerage fees and clearing fees allocated from the Master.

**	Excludes Partnership brokerage fees and clearing fees allocated from the Master.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Ratios to average net assets:***
Net investment income (loss) before allocation to Special Limited Partner****	(8.5)%	(8.4)%	(8.3)%	(8.1)%

Operating expenses	8.6%	8.5%	8.3%	8.2%
Allocation to Special Limited Partner	—%	—%	—%	—%

Total expenses	8.6%	8.5%	8.3%	8.2%

Total return:
Total return before allocation to Special Limited Partner	(6.0)%	(1.5)%	(8.5)%	(5.8)%
Allocation to Special Limited Partner	—%	—%	—%	—%

Total return after allocation to Special Limited Partner	(6.0)%	(1.5)%	(8.5)%	(5.8)%

***	Annualized (except for allocation to Special Limited Partner, if applicable).

****	Interest income allocated from the Master less total expenses.
The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2011
(Unaudited)
Financial Highlights of the Master:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net realized and unrealized gains (losses) *	$(73.71)	$7.78	$(87.61)	$(34.79)
Interest income	0.07	0.39	0.41	0.58
Expenses **	(0.15)	(0.53)	(0.39)	(0.68)

Increase (decrease) for the period	(73.79)	7.64	(87.59)	(34.89)
Distribution of interest income to feeder funds	(0.07)	(0.39)	(0.41)	(0.58)
Net asset value per unit, beginning of period	1,740.95	1,597.69	1,755.09	1,640.41

Net asset value per unit, end of period	$1,667.09	$1,604.94	$1,667.09	$1,604.94

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Ratios to average net assets:***
Net investment income (loss)****	(0.6)%	(0.3)%	(0.5)%	(0.3)%

Operating expenses	0.6%	0.4%	0.5%	0.4%

Total return	(4.2)%	0.5%	(5.0)%	(2.1)%

***	Annualized.

****	Interest income less total expenses.
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

Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2011
(Unaudited)
All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the three months ended June 30, 2011 and 2010 were 7,106 and 5,546, respectively. The monthly average number of futures contracts traded during the six months ended June 30, 2011 and 2010 were 7,381 and 6,523, respectively. The monthly average number of metals forward contracts traded during the three months ended June 30, 2011 and 2010 were 412 and 370, respectively. The monthly average number of metals forward contracts traded during the six months ended June 30, 2011 and 2010 were 340 and 384, respectively. The monthly average notional values of currency forward contracts during the three months ended June 30, 2011 and 2010 were $1,335,013,823 and $905,512,964 respectively. The monthly average notional values of currency forward contracts during the six months ended June 30, 2011 and 2010 were $1,324,348,923 and $926,802,263 respectively. The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of June 30, 2011 and December 31, 2010.

June 30, 2011
Assets
Futures Contracts
Currencies	$166,815
Energy	664,150
Grains	501,843
Indices	554,650
Interest Rates U.S.	44,268
Interest Rates Non-U.S.	276,827
Livestock	16,898
Metals	55,053
Softs	168,702

Total unrealized appreciation on open futures contracts	$2,449,206

Liabilities
Futures Contracts
Currencies	$(72,975)
Energy	(499,648)
Grains	(650,060)
Indices	(283,753)
Interest Rates U.S.	(918,247)
Interest Rates Non-U.S.	(906,743)
Livestock	(16,008)
Metals	(440,564)
Softs	(143,047)

Total unrealized depreciation on open futures contracts	$(3,931,045)

Net unrealized depreciation on open futures contracts	$(1,481,839) *

Assets
Forward Contracts
Currencies	$6,695,101
Metals	403,582

Total unrealized appreciation on open forward contracts	$7,098,683

Liabilities
Forward Contracts
Currencies	$(6,723,135)
Metals	(510,645)

Total unrealized depreciation on open forward contracts	$(7,233,780)

Net unrealized depreciation on open forward contracts	$(135,097) **

*	This amount is in “Net unrealized depreciation on open futures contracts” on the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” on the Master’s Statements of Financial Condition.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2011
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
The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Sector	2011		2010	2011		2010
Currencies	$(1,163,580)		$(962,550)	$(2,882,051)		$(828,492)
Energy	(3,484,327)		(3,137,463)	(2,338,174)		(3,147,141)
Grains	(364,410)		(861,766)	(473,969)		(620,083)
Indices	(1,976,240)		(2,650,631)	(3,243,880)		(5,824,387)
Interest Rates U.S.	4,112,625		3,481,716	2,775,225		2,610,546
Interest Rates Non-U.S.	(2,218,275)		6,018,887	(1,949,193)		8,244,189
Livestock	(506,033)		(35,595)	(373,645)		202,370
Metals	(1,126,808)		(712,724)	(256,654)		(1,578,689)
Softs	(1,057,898)		(182,170)	(113,325)		(2,043,795)

Total	$(7,784,946	)***	$957,704 ***	$(8,855,666	)***	$(2,985,482	)***

***	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2011
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
The Partnership will separately present purchases, sales, issuances and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
The Partnership values its investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended June 30, 2011 and December 31, 2010, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	June 30, 2011	Assets (Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$32,555,083	$—	$32,555,083	$—

Net fair value	$32,555,083	$—	$32,555,083	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	December 31, 2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Investment in Master	$38,570,051	$—	$38,570,051	$—

Net fair value	$38,570,051	$—	$38,570,051	$—

Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2011
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
The Master will separately present purchases, sales, issuances and settlements in its reconciliation of Level 3 fair value measurements (i.e.,  to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended June 30, 2011 and December 31, 2010, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	June 30, 2011	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Futures	$2,449,206	$2,449,206	$—	$—
Forwards	7,098,683	403,582	6,695,101	—

Total assets	9,547,889	2,852,788	6,695,101	—

Liabilities
Futures	$3,931,045	$3,931,045	$—	$—
Forwards	7,233,780	510,645	6,723,135	—

Total liabilities	11,164,825	4,441,690	6,723,135	—

Net fair value	$(1,616,936)	$(1,588,902)	$(28,034)	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	December 31, 2010*	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Futures	$2,788,002	$2,788,002	$—	$—
Forwards	7,559,452	653,412	6,906,040	—

Total assets	10,347,454	3,441,414	6,906,040	—

Liabilities
Futures	$1,358,428	$1,358,428	$—	$—
Forwards	5,740,406	149,021	5,591,385	—

Total liabilities	7,098,834	1,507,449	5,591,385	—

Net fair value	$3,248,620	$1,933,965	$1,314,655	$—

*	The amounts have been reclassified from the December 31, 2010 prior year financial statements to conform to current year presentation.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
June 30, 2011
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
The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under applicable law.
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
Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master have credit risk and concentration risk as the sole counterparty or broker with respect to the Partnership’s/Master’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM, the Partnership’s/Master’s counterparty is an exchange or clearing organization.
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
June 30, 2011
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
     The Partnership will separately present purchases, sales, issuances and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and makes disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended June 30, 2011 and December 31, 2010, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended June 30, 2011 and December 31, 2010, the Master did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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
June 30, 2011
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
Subsequent Events.  The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.
Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurement to eliminate unnecessary wording differences between U.S. GAAP and IFRS. However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The ASU is effective for annual and interim periods beginning after December 15, 2011 for public entities. This new guidance is not excepted to have a material impact on the Partnership’s financial statements.
Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources
The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2011.
The Partnership’s capital consists of capital contributions of the partners, as increased or decreased by gains or losses allocated from the Master on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.
For the six months ended June 30, 2011, Partnership capital decreased 28.3% from $37,956,902 to $27,220,328. This decrease was attributable to a net loss from operations of $3,049,094 coupled with redemptions of 7,732.9547 Redeemable Units totaling $7,687,480. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.
The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of units and distribution of profits, if any.
For the six months ended June 30, 2011, the Master’s capital decreased 4.4% from $168,924,671 to $161,473,863. This decrease was attributable to a net loss from operations of $9,238,782 coupled with redemptions of 11,575.7686 units totaling $20,270,002 and distribution of interest income to feeder funds totaling $37,554 which was partially offset by the additional subscriptions of 12,187.1455 units totaling $22,095,530. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.
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

Results of Operations
     During the Partnership’s second quarter of 2011, the net asset value per unit decreased 6.0% from $1,032.74 to $970.35 as compared to a decrease of 1.5% in the second quarter of 2010. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage fees and related fees in the second quarter of 2011 of $1,365,698. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, indices, livestock, metals and softs and were partially offset by gains in U.S. and non- U.S. interest rates. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the second quarter of 2010 of $240,236. Gains were primarily attributable to the Master’s trading of commodity futures in U.S. and non- U.S. interest rates and were partially offset by losses in currencies, energy, grains, livestock, metals, softs and indices.
     The most significant losses were incurred in the energy markets, primarily during May and June, from long futures positions in crude oil and its related products as prices moved lower on signs the global economic recovery is slowing. Losses were also experienced within the global stock index markets, primarily during May, from long positions in U.S., European, and Pacific Rim equity index futures as prices declined after worse-than-expected economic reports and mounting worries over the European debt crisis stoked concern the global economic recovery is faltering. Within the agricultural complex, losses were recorded primarily during April due to long positions in cotton futures as prices declined to a three-month low on concern that demand may slow from China, the world’s biggest buyer of the fiber. Elsewhere during April, long futures positions in the soybean complex resulted in losses as prices fell on speculation that U.S. exports may slow. Within the metals markets, losses were recorded primarily during May from long positions in silver futures as prices fell sharply from a 31-year high. Within the currency markets, losses were incurred primarily during May from long futures positions in the Canadian dollar and Australian dollar versus the U.S. dollar as the value of these “commodity currencies” fell in tandem with declining commodity prices. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the global interest rate sector, primarily during May, from long positions in U.S. fixed-income futures as prices increased following reports that showed the U.S. economy grew less than forecast and U.S. jobless claims unexpectedly rose.
     During the partnership’s six months ended June 30, 2011, the net asset value per unit decreased 8.5% from $1,060.69 to $970.35 as compared to a decrease of 5.8% for the six months ended June 30, 2010. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage fees and related fees in the six months ended June 30, 2011 of $1,603,536. Losses were primarily attributable to the trading of commodity futures in currencies, energy, grains, indices, metals and softs and were partially offset by gains in livestock and U.S. and non-U.S. interest rates. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage fees and related fees in the six months ended June 30, 2010 of $919,062. Losses were primarily attributable to the trading of commodity futures in currencies, energy, grains, metals, softs and indices and were partially offset by gains in U.S. and non-U.S. interest rates and livestock.
     The most significant losses were incurred within the global stock index markets, primarily during March, from long positions in European, U.S., and Pacific Rim equity index futures as prices moved sharply lower after the disaster in Japan spurred concern about global economic growth. Additional losses were experienced within this sector during May from long positions in U.S., European, and Pacific Rim equity index futures as prices declined after worse-than-expected economic reports and mounting worries over the European debt crisis stoked concern the global economic recovery is faltering. Within the currency sector, losses were recorded primarily during January from long positions in the Japanese yen, Australian dollar, South African rand, and Canadian dollar versus the U.S. dollar as the value of these currencies declined against the U.S. dollar on optimism about the U.S. economy. Further losses were incurred during May from long positions in the Australian dollar, Canadian dollar, and South African rand versus the U.S. dollar as the value of these “commodity currencies” fell in tandem with declining commodity prices. Losses were also experienced within the energy markets, primarily during May and June, from long futures positions in crude oil and its related products as prices moved lower amid signs the global economic recovery is slowing. Within the agricultural markets, losses were incurred primarily during April from long positions in cotton futures as prices declined on concern that demand may slow from China, the world’s biggest buyer of the fiber. Within the metals markets, losses were incurred primarily during May from long positions in silver futures as prices fell sharply from a 31-year high after an increase in margin requirements prompted a sell-off. A portion of the Partnership’s losses during the first half of the year was offset by gains achieved within the global interest rate sector, primarily during May, from long positions in U.S. fixed-income futures as prices increased following reports that showed the U.S. economy grew less than forecast and U.S. jobless claims unexpectedly rose.

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
Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master, was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income allocated from the Master for the three and six months ended June 30, 2011 decreased by $8,859 and $6,403 respectively, as compared to the corresponding periods in 2010. The decrease in interest income is primarily due to lower U.S. Treasury bill rates during the three and six months ended June 30, 2011 as compared to the corresponding periods in 2010. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends upon the average daily equity in the Partnership’s/Master’s account and upon interest rates over which neither the Partnership/Master nor CGM has control.
Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and six months ended June 30, 2011 decreased by $72,792 and $101,997 respectively, as compared to the corresponding periods in 2010. The decrease in brokerage fees is due to lower average net assets during the three and six months ended June 30, 2011 as compared to the corresponding periods in 2010.
Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2011 decreased by $32,888 and $46,380 respectively, as compared to the corresponding periods in 2010. The decrease in management fees is due to lower average net assets during the three and six months ended June 30, 2011 as compared to the corresponding periods in 2010.
Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and six months ended June 30, 2011 decreased by $8,222 and $11,596 respectively, as compared to the corresponding periods in 2010. The decrease in administrative fees is due to lower average net assets during the three and six months ended June 30, 2011 as compared to the corresponding periods in 2010.
Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no profit share allocations earned for the three and six months ended June 30, 2011 and 2010. The Advisor will not be allocated a profit share until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
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
The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under applicable law.
Market movements result in frequent changes in the fair market value of the Master’s open positions and, consequently, its earnings and cash balances. The Master’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Master’s open contracts and the liquidity of the markets in which it trades.
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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of June 30, 2011 and December 31, 2010, and the highest, lowest and average values during the three months ended June 30, 2011 and the twelve months ended December 31, 2010. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.
As of June 30, 2011, the Master’s total capitalization was $161,473,863 and the Partnership owned approximately 20.2% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of June 30, 2011 was as follows:
June 30, 2011

			Three Months Ended June 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$13,555,324	8.40%	$13,555,324	$8,726,569	$11,581,843
Energy	1,054,172	0.65%	1,790,886	646,679	1,209,214
Grains	392,062	0.24%	561,012	325,891	400,296
Indices	2,488,837	1.54%	8,218,707	1,625,857	3,260,028
Interest Rates U.S.	968,150	0.60%	4,564,925	968,150	2,351,225
Interest Rates Non-U.S.	1,987,740	1.23%	2,505,732	795,437	1,561,437
Livestock	66,000	0.04%	88,800	6,000	40,800
Metals	1,263,511	0.78%	1,753,698	740,183	1,078,290
Softs	332,954	0.21%	508,137	247,550	337,506

Total	$22,108,750	13.69%

*	Average month-end Values at Risk.
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
The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.
The General Partner is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.
The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.
The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. These controls include policies and procedures that:
•	pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;
•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.
There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     There are no material changes to the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

Item 1A.	Risk Factors
          There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The Partnership no longer offers Redeemable Units for sale.
The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
		(b) Average	of Redeemable Units	Redeemable Units that
	(a) Total Number	Price Paid	Purchased as Part	May Yet Be
	of Redeemable	per Redeemable	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Unit**	Plans or Programs	Plans or Programs
April 1, 2011 – April 30, 2011	355.6401	$1,081.01	N/A	N/A
May 1, 2011 – May 31, 2011	75.4552	$1,004.54	N/A	N/A
June 1, 2011 – June 30, 2011	5,380.9952	$970.35	N/A	N/A
	5,812.0905	$977.57	N/A	N/A

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
Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)
Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)
Exhibit 32.1 — Section 1350 Certification (Certification of President and Director)
Exhibit 32.2 — Section 1350 Certification (Certification of Chief Financial Officer and Director)
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIRFIELD FUTURES FUND L.P. II

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis President and Director

Date: August 15, 2011

By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director (Principal Accounting Officer)

Date: August 15, 2011