Form 10-Q
period 2011-09-30
FAIRFIELD FUTURES FUND LP II
filed 2011-11-14
CIK 1276262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
Yes       No X
As of October 31, 2011, 23,828.3246 Limited Partnership Redeemable Units were outstanding.

FAIRFIELD FUTURES FUND L.P. II
FORM 10-Q
INDEX

		Page
PART I - Financial Information:		Number

Item 1.	Financial Statements:

	Statements of Financial Condition at September 30, 2011 (unaudited) and December 31, 2010	3

	Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2011 and 2010 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of CMF Graham Capital Master Fund L.P. (unaudited)	5–19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20–22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23–24

Item 4.	Controls and Procedures	25

PART II - Other Information		26-29
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

PART I
Item 1. Financial Statements
Fairfield Futures Fund L.P. II
Statements of Financial Condition

	(Unaudited)
	September 30,	December 31,
	2011	2010
Assets:
Investment in Master, at fair value	$22,884,185	$38,570,051
Cash	188,567	201,347

Total assets	$23,072,752	$38,771,398

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$86,523	$145,393
Management fees	38,154	64,178
Administrative fees	9,539	16,045
Other	93,793	118,947
Redemptions payable	586,059	469,933

Total liabilities	814,068	814,496

Partners’ Capital:
General Partner, 413.8866 and 546.3187 unit equivalents outstanding at September 30, 2011 and December 31, 2010, respectively	375,416	579,475
Special Limited Partner, 442.4015 units outstanding at September 30, 2011 and December 31, 2010	401,280	469,251
Limited Partners, 23,683.4311 and 34,796.4209 Redeemable Units outstanding at September 30, 2011 and December 31, 2010, respectively	21,481,988	36,908,176

Total partners’ capital	22,258,684	37,956,902

Total liabilities and partners’ capital	$23,072,752	$38,771,398

Net asset value per unit	$907.05	$1,060.69

See accompanying notes to financial statements.

Fairfield Futures Fund L.P. II
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Investment Income:
Interest income allocated from Master	$769	$10,868	$9,304	$25,806

Expenses:
Expenses allocated from Master	37,229	33,221	127,616	103,853
Brokerage fees	287,840	463,219	1,101,947	1,379,323
Management fees	126,877	204,946	485,923	610,372
Administrative fees	31,720	51,237	121,481	152,594
Other	567	129,628	101,359	262,050

Total expenses	484,233	882,251	1,938,326	2,508,192

Net investment income (loss)	(483,464)	(871,383)	(1,929,022)	(2,482,386)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	(1,560,820)	(136,394)	(2,249,394)	(373,594)
Change in net unrealized gains (losses) on open contracts allocated from Master	448,530	1,564,039	(466,432)	882,177

Total trading results allocated from Master	(1,112,290)	1,427,645	(2,715,826)	508,583

Net income (loss)	(1,595,754)	556,262	(4,644,848)	(1,973,803)
Subscriptions — Limited Partners	0	2,494,500	0	5,950,500
Redemptions — General Partner	(125,000)	0	(125,000)	(700,077)
Redemptions — Limited Partners	(3,240,890)	(633,772)	(10,928,370)	(4,861,191)

Net increase (decrease) in Partners’ Capital	(4,961,644)	2,416,990	(15,698,218)	(1,584,571)
Partners’ Capital, beginning of period	27,220,328	39,363,665	37,956,902	43,365,226

Partners’ Capital, end of period	$22,258,684	$41,780,655	$22,258,684	$41,780,655

Net asset value per unit (24,539.7192 and 40,856.7724 units outstanding at September 30, 2011 and 2010, respectively)	$907.05	$1,022.61	$907.05	$1,022.61

Net income (loss) per unit*	$(63.30)	$13.17	$(153.64)	$(49.00)

Weighted average units outstanding	26,629.8951	40,401.0679	31,913.5187	40,037.1669

*Based on change in net asset value per unit.
See accompanying notes to financial statements.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2011
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
Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker for the Partnership, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.
As of September 30, 2011, all trading decisions for the Partnership are made by the Advisor (defined below).
On June 1, 2006, the Partnership allocated substantially all of its capital to the CMF Graham Capital Master Fund L.P. (the “Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 74,569.3761 units of the Master with cash equal to $75,688,021. The Master was formed in order to permit accounts managed by Graham Capital Management, L.P. (“Graham” or the “Advisor”) using the K4D-15V Program, the Advisor’s proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. In addition, the Advisor is a special limited partner (in its capacity as special limited partner, the “Special Limited Partner”) of the Partnership. The Master’s commodity broker is CGM. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master-feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.
The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2011.
At September 30, 2011, the Partnership owned approximately 16.0% of the Master. At December 31, 2010, the Partnership owned approximately 22.8% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partner’s Capital are included herein.
The General Partner and each limited partner share in the profits and losses of the Partnership, after the allocation to the Special Limited Partner, in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions.
The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2011 and December 31, 2010, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2011 and

Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2011
(Unaudited)
2010. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010.
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

Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2011
(Unaudited)
The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2011 and December 31, 2010 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2011 and 2010 are presented below:
CMF Graham Capital Master Fund L.P.
Statements of Financial Condition

	(Unaudited)
	September 30,	December 31,
	2011	2010

Assets:
Equity in trading account:
Cash	$129,326,288	$151,476,359
Cash margin	12,914,704	14,248,524
Net unrealized appreciation on open futures contracts	41,546	1,429,574
Net unrealized appreciation on open forward contracts	718,861	1,819,046

Total assets	$143,001,399	$168,973,503

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Professional fees	$43,258	$48,832

Total liabilities	43,258	48,832

Partners’ Capital:
General Partner, 0.0000 unit equivalents at September 30, 2011 and December 31, 2010	0	0
Limited Partners, 90,157.9131 and 96,248.2420 units outstanding at September 30, 2011 and December 31, 2010, respectively	142,958,141	168,924,671

Total liabilities and partners’ capital	$143,001,399	$168,973,503

Net asset value per unit	$1,585.64	$1,755.09

Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2011
(Unaudited)
CMF Graham Capital Master Fund L.P.
Condensed Schedule of Investments
September 30, 2011
(Unaudited)

	Notional ($)/ Number		% of Partners’
	of Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	90	$(10,151)	(0.01)%
Energy	109	(609,580)	(0.43)
Grains	127	(1,020,436)	(0.71)
Indices	265	(561,775)	(0.39)
Interest Rates U.S.	777	(353,172)	(0.25)
Interest Rates Non-U.S.	1,536	(601,045)	(0.42)
Metals	12	(200,616)	(0.14)
Softs	11	(10,259)	(0.01)

Total futures contracts purchased		(3,367,034)	(2.36)

Futures Contracts Sold
Currencies	108	166,072	0.12
Energy	417	1,237,719	0.87
Grains	390	1,559,321	1.09
Indices	444	208,670	0.14
Interest Rates U.S.	212	(8,175)	(0.01)
Interest Rates Non-U.S.	132	(6,290)	(0.00) *
Livestock	53	(110,294)	(0.08)
Metals	31	325,827	0.23
Softs	133	35,730	0.02

Total futures contracts sold		3,408,580	2.38

Unrealized Appreciation on Open Forward Contracts
Currencies	$509,254,977	8,472,749	5.93
Metals	208	1,747,824	1.22

Total unrealized appreciation on open forward contracts		10,220,573	7.15

Unrealized Depreciation on Open Forward Contracts
Currencies	$493,557,883	(8,924,774)	(6.24)
Metals	65	(576,938)	(0.40)

Total unrealized depreciation on open forward contracts		(9,501,712)	(6.64)

Net fair value		$760,407	(0.53)%

*	Due to rounding

Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2011
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

Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2011
(Unaudited)
CMF Graham Capital Master Fund L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Investment Income:
Interest income	$4,364	$45,847	$41,918	$109,312

Expenses:
Clearing fees	195,362	127,589	579,139	353,131
Professional fees	22,855	12,173	59,748	85,447

Total expenses	218,217	139,762	638,887	438,578

Net investment income (loss)	(213,853)	(93,915)	(596,969)	(329,266)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(9,378,729)	(740,880)	(13,368,839)	(1,476,833)
Change in net unrealized gains (losses) on open contracts	2,377,343	6,661,117	(2,488,213)	4,411,588

Total trading results	(7,001,386)	5,920,237	(15,857,052)	2,934,755

Net income (loss)	(7,215,239)	5,826,322	(16,454,021)	2,605,489
Subscriptions — Limited Partners	5,420,000	2,494,500	27,515,530	39,097,697
Redemptions — Limited Partners	(16,716,119)	(6,525,987)	(36,986,121)	(38,291,324)
Distribution of interest income to feeder funds	(4,364)	(45,847)	(41,918)	(109,312)

Net increase (decrease) in Partners’ capital	(18,515,722)	1,748,988	(25,966,530)	3,302,550
Partners’ Capital, beginning of period	161,473,863	172,765,822	168,924,671	171,212,260

Partners’ Capital, end of period	$142,958,141	$174,514,810	$142,958,141	$174,514,810

Net asset value per unit (90,157.9131 and 103,297.2785 units outstanding at September 30, 2011 and 2010, respectively)	$1,585.64	$1,659.47	$1,585.64	$1,659.47

Net income (loss) per unit*	$(81.40)	$54.96	$(168.99)	$20.07

Weighted average units outstanding	92,936.6932	107,459.7102	95,124.3753	109,912.6875

*Based on change in net asset value per unit.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2011
(Unaudited)
2.   Financial Highlights:
Changes in the net asset value per unit for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net realized and unrealized gains (losses) *	$(57.22)	$22.50	$(131.67)	$(23.57)
Interest income	0.03	0.27	0.27	0.64
Expenses **	(6.11)	(9.60)	(22.24)	(26.07)

Increase (decrease) for the period	(63.30)	13.17	(153.64)	(49.00)
Net asset value per unit, beginning of period	970.35	1,009.44	1,060.69	1,071.61

Net asset value per unit, end of period	$907.05	$1,022.61	$907.05	$1,022.61

*	Includes Partnership brokerage fees and clearing fees allocated from the Master.

**	Excludes Partnership brokerage fees and clearing fees allocated from the Master.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Ratios to average net assets:***
Net investment income (loss) before allocation to Special Limited Partner****	(7.7)%	(8.6)%	(8.1)%	(8.2)%

Operating expenses	7.7%	8.7%	8.2%	8.3%
Allocation to Special Limited Partner	—%	—%	—%	—%

Total expenses	7.7%	8.7%	8.2%	8.3%

Total return:
Total return before allocation to Special Limited Partner	(6.5)%	1.3%	(14.5)%	(4.6)%
Allocation to Special Limited Partner	—%	—%	—%	—%

Total return after allocation to Special Limited Partner	(6.5)%	1.3%	(14.5)%	(4.6)%

***	Annualized (except for allocation to Special Limited Partner, if applicable).

****	Interest income allocated from the Master less total expenses.
The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2011
(Unaudited)
Financial Highlights of the Master:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net realized and unrealized gains (losses) *	$(81.20)	$54.65	$(168.81)	$19.86
Interest income	0.05	0.43	0.46	1.01
Expenses **	(0.25)	(0.12)	(0.64)	(0.80)

Increase (decrease) for the period	(81.40)	54.96	(168.99)	20.07
Distribution of interest income to feeder funds	(0.05)	(0.43)	(0.46)	(1.01)
Net asset value per unit, beginning of period	1,667.09	1,604.94	1,755.09	1,640.41

Net asset value per unit, end of period	$1,585.64	$1,659.47	$1,585.64	$1,659.47

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Ratios to average net assets:***
Net investment income (loss)****	(0.6)%	(0.2)%	(0.5)%	(0.3)%

Operating expenses	0.6%	0.3%	0.5%	0.3%

Total return	(4.9)%	3.4%	(9.6)%	1.2%

***	Annualized.

****	Interest income less total expenses.
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

Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2011
(Unaudited)
All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the three months ended September 30, 2011 and 2010 were 5,624 and 7,768, respectively. The monthly average number of futures contracts traded during the nine months ended September 30, 2011 and 2010 were 6,795 and 6,938, respectively. The monthly average number of metals forward contracts traded during the three months ended September 30, 2011 and 2010 were 467 and 295, respectively. The monthly average number of metals forward contracts traded during the nine months ended September 30, 2011 and 2010 were 383 and 354, respectively. The monthly average notional values of currency forward contracts during the three months ended September 30, 2011 and 2010 were $1,154,021,697 and $925,235,870 respectively. The monthly average notional values of currency forward contracts during the nine months ended September 30, 2011 and 2010 were $1,267,573,181 and $926,280,132 respectively. The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of September 30, 2011 and December 31, 2010.

September 30, 2011
Assets
Futures Contracts
Currencies	$177,357
Energy	1,237,719
Grains	1,559,321
Indices	461,699
Interest Rates U.S.	34,581
Interest Rates Non-U.S.	103,365
Metals	325,827
Softs	64,553

Total unrealized appreciation on open futures contracts	$3,964,422

Liabilities
Futures Contracts
Currencies	$(21,436)
Energy	(609,580)
Grains	(1,020,436)
Indices	(814,804)
Interest Rates U.S.	(395,928)
Interest Rates Non-U.S.	(710,700)
Livestock	(110,294)
Metals	(200,616)
Softs	(39,082)

Total unrealized depreciation on open futures contracts	$(3,922,876)

Net unrealized appreciation on open futures contracts	$41,546 *

Assets
Forward Contracts
Currencies	$8,472,749
Metals	1,747,824

Total unrealized appreciation on open forward contracts	$10,220,573

Liabilities
Forward Contracts
Currencies	$(8,924,774)
Metals	(576,938)

Total unrealized depreciation on open forward contracts	$(9,501,712)

Net unrealized appreciation on open forward contracts	$718,861 **

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Master’s Statements of Financial Condition.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2011
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
The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Sector	2011		2010	2011		2010
Currencies	$(4,536,448)		$2,843,763	$(7,418,499)		$2,015,271
Energy	(1,518,029)		(423,279)	(3,856,203)		(3,570,420)
Grains	(645,132)		(280,747)	(1,119,101)		(900,830)
Indices	(7,646,494)		(2,848,678)	(10,890,374)		(8,673,065)
Interest Rates U.S.	3,507,703		3,597,053	6,282,928		6,207,599
Interest Rates Non-U.S.	1,614,720		335,741	(334,473)		8,579,930
Livestock	(205,464)		43,716	(579,109)		246,086
Metals	3,021,624		2,024,030	2,764,970		445,341
Softs	(593,866)		628,638	(707,191)		(1,415,157)

Total	$(7,001,386	) ***	$5,920,237 ***	$(15,857,052	) ***	$2,934,755 ***

***	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2011
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
The Partnership values its investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2011 and December 31, 2010, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	September 30, 2011	Assets (Level 1)	(Level 2)	(Level 3)

Assets
Investment in Master	$22,884,185	$—	$22,884,185	$—

Net fair value	$22,884,185	$—	$22,884,185	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	December 31, 2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Investment in Master	$38,570,051	$—	$38,570,051	$—

Net fair value	$38,570,051	$—	$38,570,051	$—

Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2011
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
The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended September 30, 2011 and December 31, 2010, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	September 30, 2011	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Futures	$3,964,422	$3,964,422	$—	$—
Forwards	10,220,573	1,747,824	8,472,749	—

Total assets	14,184,995	5,712,246	8,472,749	—

Liabilities
Futures	$3,922,876	$3,922,876	$—	$—
Forwards	9,501,712	576,938	8,924,774	—

Total liabilites	13,424,588	4,499,814	8,924,774	—

Net fair value	$760,407	$1,212,432	$(452,025)	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	December 31, 2010*	Assets (Level 1)	(Level 2)	Inputs (Level 3)
Assets
Futures	$2,788,002	$2,788,002	$—	$—
Forwards	7,559,452	653,412	6,906,040	—

Total assets	10,347,454	3,441,414	6,906,040	—

Liabilities
Futures	$1,358,428	$1,358,428	$—	$—
Forwards	5,740,406	149,021	5,591,385	—

Total liabilities	7,098,834	1,507,449	5,591,385	—

Net fair value	$3,248,620	$1,933,965	$1,314,655	$—

*	The amounts have been reclassified from the December 31, 2010 prior year financial statements to conform to current year presentation.

Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2011
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
The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.
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
Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master has credit risk and concentration risk as CGM or a CGM affiliate is the sole counterparty or broker with respect to the Partnership’s/Master’s assets. Credit risk CGM or a CGM affiliate is with respect to exchange-traded instruments is reduced to the extent that, through CGM, the Partnership’s/Master’s counterparty is an exchange or clearing organization.
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
September 30, 2011
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
     The Partnership will separately present purchases, sales, issuances and settlements in its reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2011 and December 31, 2010, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended September 30, 2011 and December 31, 2010, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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

Fairfield Futures Fund L.P. II
Notes to Financial Statements
September 30, 2011
(Unaudited)
Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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
The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. Generally, the 2008 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities. Management does not believe that there are any uncertain tax positions that require recognition of a tax liability.
Subsequent Events.  The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.
Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurement to eliminate unnecessary wording differences between U.S. GAAP and IFRS. However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The ASU is effective for annual and interim periods beginning after December 15, 2011 for public entities. This new guidance is not expected to have a material impact on the Partnership’s financial statements.
In October 2011, FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding U.S. GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by the FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. The Partnership is currently evaluating the impact that this proposed update would have on the financial statements.
Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources
The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2011.
The Partnership’s capital consists of capital contributions of the partners, as increased or decreased by income(loss) from investment in the Master on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.
For the nine months ended September 30, 2011, Partnership capital decreased 41.4% from $37,956,902 to $22,258,684. This decrease was attributable to a net loss from operations of $4,644,848 coupled with redemptions of 11,112.9898 Redeemable Units totaling $10,928,370, and redemptions of 132.4321 General Partner unit equivalents totaling $125,000. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.
The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of units and distribution of profits, if any.
For the nine months ended September 30, 2011, the Master’s capital decreased 15.4% from $168,924,671 to $142,958,141. This decrease was attributable to a net loss from operations of $16,454,021 coupled with redemptions of 21,577.0692 units totaling $36,986,121 and distribution of interest income to feeder funds totaling $41,918 which was partially offset by the additional subscriptions of 15,486.7403 units totaling $27,515,530. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.
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

Results of Operations
     During the Partnership’s third quarter of 2011, the net asset value per unit decreased 6.5% from $970.35 to $907.05 as compared to an increase of 1.3% in the third quarter of 2010. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage fees and related fees in the third quarter of 2011 of $1,112,290. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, indices, livestock and softs and were partially offset by gains in U.S. and non- U.S. interest rates and metals. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the third quarter of 2010 of $1,427,645. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, U.S. and non- U.S. interest rates, livestock, metals and softs and were partially offset by losses in energy, grains and indices.
     The most significant losses were incurred in the global stock index markets, primarily during July and August, due to long positions in European and U.S. equity index futures as prices dropped amid Standard & Poor’s downgrade of the United States’ sovereign credit rating and concern about the European sovereign debt crisis. Within the currency sector, losses were experienced primarily during August from long positions in the Swiss franc versus the U.S. dollar as the value of the Swiss franc declined on speculation that the Swiss National Bank would seek to curb the currency’s climb in value. Additional losses were incurred in this sector during September from long positions in the Australian dollar, New Zealand dollar, and Canadian dollar versus the U.S. dollar as the value of these “commodity currencies” moved lower in tandem with declining commodity prices. Within the energy markets, losses were recorded primarily during August and September from long futures positions in crude oil and its related products as prices fell on concern energy demand may falter amid slowing economic growth in the U.S. and a deepening debt crisis in Europe. Losses were incurred within the agricultural complex, primarily during September, due to long futures positions in corn and soybeans as prices declined on speculation that Europe’s sovereign debt crisis may hinder the global economy, reducing demand for the grains. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the global interest rate sector, primarily during July and August, due to long futures positions in European and U.S. fixed-income futures as prices advanced higher due to concern about the European sovereign debt crisis and a faltering global economy. Within the metals complex, gains were recorded primarily during July and August from long positions in gold futures after prices reached a record high as escalating concern that the global economy is slowing boosted demand for the precious metal.
     During the Partnership’s nine months ended September 30, 2011, the net asset value per unit decreased 14.5% from $1,060.69 to $907.05 as compared to a decrease of 4.6% for the nine months ended September 30, 2010. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage fees and related fees in the nine months ended September 30, 2011 of $2,715,826. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, indices, non- U.S. interest rates, livestock and softs and were partially offset by gains in U.S. interest rates and metals. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the nine months ended September 30, 2010 of $508,583. Gains were primarily attributable to the trading of commodity futures in currencies, U.S. and non- U.S. interest rates, livestock and metals and were partially offset by losses in energy, grains, softs and indices.
     Within the global stock index markets, losses were incurred primarily during March, May, July, and August. During March, long positions in European, U.S., and Pacific Rim equity index futures resulted in losses as prices moved sharply lower after the tsunami and subsequent nuclear plant disaster in Japan spurred concern about global economic growth. Additional losses were experienced within this sector during May from long positions in U.S., European, and Pacific Rim equity index futures as prices declined on worse-than-expected economic reports and mounting worries over the European debt crisis. During July and August, long positions in European and U.S. equity index futures resulted in losses as prices dropped amid Standard & Poor’s downgrade of the United States’ sovereign credit rating and ongoing concern about the European sovereign debt crisis. Within the currency sector, losses were recorded primarily during January from long positions in the Japanese yen, Australian dollar, South African rand, and Canadian dollar versus the U.S. dollar as the value of these currencies declined against the U.S. dollar on optimism about the U.S. economy. Further losses were incurred during May from long positions in the Australian dollar, Canadian dollar, and South African rand versus the U.S. dollar as the value of these “commodity currencies” fell in tandem with declining commodity prices. During August, long positions in the Swiss franc versus the U.S. dollar resulted in additional currency losses as the value of the Swiss franc declined on speculation that the Swiss National Bank would seek to curb the currency’s climb in value. Losses were also experienced within the energy markets, primarily during May and June, from long futures positions in crude oil and its related products as prices moved lower amid signs the global economic recovery is slowing. In the agricultural complex, losses were incurred primarily during April due to long positions in cotton futures as prices declined on concern that demand may slow from China, the world’s biggest buyer of the fiber. A portion of the Partnership’s losses during the first nine months of the year was offset by gains achieved within the interest rate sector, primarily during May, from long positions in U.S. fixed-income futures as prices increased following reports that showed the U.S. economy grew less than forecast and U.S. jobless claims unexpectedly rose. Additional gains were recorded within this sector during July and August due to long futures positions in European and U.S. fixed-income futures as prices advanced higher due to concern about the European sovereign debt crisis and a faltering global economy. Within the metals sector, gains were experienced primarily during February from long positions in silver futures as prices extended a rally to a 30-year high. Additional gains were recorded within this sector during April due to long futures positions in silver and gold as silver futures prices advanced to a 31-year high and gold futures prices reached an all-time high. In July and August, long positions in gold futures resulted in gains after prices reached a new record high as escalating concern that the global economy is slowing boosted demand for the precious metal.

Commodity futures markets are highly volatile. Broad and rapid price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility for profit or loss. The profitability of the Partnership (and the Master) depends on the existence of major price trends and the ability of the Advisor to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events, and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership/Master expects to increase capital through operations.
Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master, was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income allocated from the Master for the three and nine months ended September 30, 2011 decreased by $10,099 and $16,502 respectively, as compared to the corresponding periods in 2010. The decrease in interest income is primarily due to lower U.S. Treasury bill rates and lower average net assets during the three and nine months ended September 30, 2011 as compared to the corresponding periods in 2010. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends upon the average daily equity in the Partnership’s/Master’s account and upon interest rates over which neither the Partnership/Master nor CGM has control.
Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and nine months ended September 30, 2011 decreased by $175,379 and $277,376, respectively, as compared to the corresponding periods in 2010. The decrease in brokerage fees is due to lower average net assets during the three and nine months ended September 30, 2011 as compared to the corresponding periods in 2010.
Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2011 decreased by $78,069 and $124,449, respectively, as compared to the corresponding periods in 2010. The decrease in management fees is due to lower average net assets during the three and nine months ended September 30, 2011 as compared to the corresponding periods in 2010.
Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and nine months ended September 30, 2011 decreased by $19,517 and $31,113, respectively, as compared to the corresponding periods in 2010. The decrease in administrative fees is due to lower average net assets during the three and nine months ended September 30, 2011 as compared to the corresponding periods in 2010.
Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no profit share allocations made for the three and nine months ended September 30, 2011 and 2010. The Advisor will not be allocated a profit share until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.
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
The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.
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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2011 and December 31, 2010, and the highest, lowest and average values during the three months ended September 30, 2011 and the twelve months ended December 31, 2010. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.
As of September 30, 2011, the Master’s total capitalization was $142,958,141 and the Partnership owned approximately 16.0% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of September 30, 2011 was as follows:
September 30, 2011

			Three Months Ended September 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$4,902,891	3.43%	$14,715,746	$4,054,432	$9,021,925
Energy	1,644,645	1.15%	1,710,689	805,479	1,414,892
Grains	517,966	0.36%	672,995	330,409	467,824
Indices	1,318,348	0.92%	7,570,579	1,264,457	2,684,660
Interest Rates U.S.	489,000	0.34%	1,656,700	443,080	972,817
Interest Rates Non-U.S.	2,457,971	1.72%	3,388,979	1,112,934	2,050,874
Livestock	67,200	0.05%	127,950	2,400	32,800
Metals	1,136,889	0.80%	1,714,134	955,310	1,315,587
Softs	307,192	0.21%	414,872	161,005	297,674

Total	$12,842,102	8.98%

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
The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.
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
There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.
Subprime-Mortgage Related Actions
On October 19, 2011, the SEC and Citigroup announced a settlement, subject to judicial approval, in connection with the SEC’s investigation into the structuring and sale of CDOs. Pursuant to the proposed settlement, CGM agreed to pay $160 million in disgorgement, $30 million in prejudgment interest, and a civil penalty of $95 million relating to CG’s role in the structuring and sale of the Class V Funding III CDO transaction. Additional information relating to this matter is publicly available in court filings under the docket number 11 Civ. 7387 (S.D.N.Y.) (Rakoff, J.).

Item 1A.	Risk Factors
          There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The Partnership no longer offers Redeemable Units for sale.
The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
		(b) Average	of Redeemable Units	Redeemable Units that
	(a) Total Number	Price Paid	Purchased as Part	May Yet Be
	of Redeemable	per Redeemable	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Unit**	Plans or Programs	Plans or Programs
July 1, 2011 – July 31, 2011	1,400.5226	$996.96	N/A	N/A
August 1, 2011 – August 31, 2011	1,465.8287	$943.88	N/A	N/A
September 1, 2011 – September 30, 2011	646.1159	$907.05	N/A	N/A
	3,512.4672	$958.27	N/A	N/A

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
** Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 3.	Defaults Upon Senior Securities – None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information – None.

Item 6.	Exhibits
3.1	Limited Partnership Agreement (filed as Exhibit 3.1 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).

3.2	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York (filed as Exhibit 3.1 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).
(a)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated September 21, 2005 (filed as Exhibit 3.2A to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated September 19, 2008 (filed as Exhibit 3.2B to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of New York, dated June 29, 2010 (filed as Exhibit 3.2(d) to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Form 8-K filed on September 7, 2011 and incorporated herein by reference).
10.1	Customer Agreement between the Partnership and CGM (filed as Exhibit 10.2 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).

10.2	Form of Subscription Agreement (filed as Exhibit 10.4 to the Partnership’s Form 10 filed on April 29, 2005 and incorporated herein by reference).

10.3	Escrow Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).

10.4	Agency Agreement among the Partnership, the General Partner and CGM (filed as Exhibit 10.3 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).
(a)	Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC, dated June 1, 2009 (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).
10.5	Management Agreement among the Partnership, the General Partner and Graham (filed as Exhibit 10.1 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).
(a)	Letter extending the Management Agreement between the General Partner and Graham for 2010 (filed as Exhibit 10.4(a) to the Form 10-K filed March 31, 2011 and incorporated herein by reference).
Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)
Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer)
Exhibit 32.1 — Section 1350 Certification (Certification of President and Director)
Exhibit 32.2 — Section 1350 Certification (Certification of Chief Financial Officer)
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

FAIRFIELD FUTURES FUND L.P. II

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis President and Director

Date: November 14, 2011

By:	/s/ Brian Centner
Brian Centner Chief Financial Officer (Principal Accounting Officer)

Date: November 14, 2011