Form 10-K
period 2011-12-31
FAIRFIELD FUTURES FUND LP II
filed 2012-03-30
CIK 1276262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes X          No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes X          No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer X (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark if the registrant is a shell company (as defined in rule 2b-2 of the Exchange Act)

Yes             No X

Limited Partnership Redeemable Units with an aggregate value of $26,690,208 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 29, 2012, 22,570.5973 Limited Partnership Redeemable Units were outstanding.

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

Between January 12, 2004 (commencement of the offering period) and March 12, 2004, 28,601 redeemable units of limited partnership interest (“Redeemable Units”) and 285 General Partner unit equivalents were sold at $1,000 per unit. The proceeds of the initial offering were held in an escrow account until March 15, 2004 at which time they were remitted to the Partnership for trading. Effective January 31, 2011, the Partnership no longer offers Redeemable Units for sale. Subscriptions and redemptions of Redeemable Units and General Partner unit equivalents for the years ended December 31, 2011, 2010 and 2009 are reported in the Statements of Changes in Partners’ Capital on page [29] under “Item 8. Financial Statements and Supplementary Data.”

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”) indirectly owns a minority equity interest in MSSB Holdings. Citigroup also indirectly wholly owns Citigroup Global Markets Inc. (“CGM”), the commodity broker for the Partnership. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of December 31, 2011, all trading decisions for the Partnership are made by the Advisor (defined below).

On June 1, 2006, the Partnership allocated substantially all of its capital to the CMF Graham Capital Master Fund L.P. (the “Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 74,569.3761 units of the Master with cash equal to $75,688,021. The Master was formed in order to permit accounts managed by Graham Capital Management, L.P. (“Graham” or the “Advisor”) using the K4D-15V Program, the Advisor’s proprietary, systematic trading program, to invest together in one trading vehicle. A description of the trading activities and focus of the Advisor is included on page 11 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The General Partner is also the general partner of the Master. The Master’s commodity broker is CGM. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

The financial statements of the Master, including the Condensed Schedule of Investments, are contained, elsewhere in this report and should be read together with the Partnership’s financial statements.

For the period January 1, 2011 through December 31, 2011, the approximate market sector distribution for the Partnership was as follows:

At December 31, 2011 and 2010, the Partnership owned approximately 15.4% and 22.8%, respectively of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

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

The General Partner, on behalf of the Partnership, has entered into a management agreement (the “Management Agreement”) with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or CGM and is not responsible for the organization or operation of the Partnership. The Partnership pays the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to the Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, the General Partner’s administrative fee, the profit share allocation accrual and any redemptions or distributions as of the end of such month. The Management Agreement continues in effect until June 30 of each year and is renewable by the General Partner for additional one-year periods upon 30 days prior notice to the Advisor. The Management Agreement may be terminated upon notice by either party.

In addition, the Advisor is a special limited partner (the “Special Limited Partner”) of the Partnership and receives a quarterly profit share allocation to its capital account in the Partnership in the form of units of the Partnership, the value of which shall be equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by the Advisor on behalf of the Partnership during each calendar quarter and are issued as Special Limited Partner Units. The Advisor will not receive a profit share until the Advisor recovers the net loss incurred and earns additional New Trading Profits for the Partnership.

The Partnership has entered into a customer agreement (the “Customer Agreement”) with CGM which provides that the Partnership will pay CGM a monthly brokerage fee equal to 9/24 of 1% (4.5% per year) of month-end Net Assets, in lieu of brokerage fees on a per trade basis. Month-end Net Assets, for the purpose of calculating brokerage fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, management fee, the General Partner’s administrative fee, profit share allocation accrual, other expenses and any redemptions or distributions as of the end of such month. The Master will pay for National Futures Association (“NFA”) fees as well as exchange, clearing, user, give-up and floor brokerage fees (collectively, the “clearing fees”). CGM will pay a portion of its brokerage fees to other properly registered selling agents and to financial advisors who have sold Redeemable Units. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. This fee may be increased or decreased at anytime at CGM’s discretion upon written notice to the Partnership. The Partnership’s assets not held in the Master’s account at CGM are held in the Partnership’s account at CGM. The Partnership’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. CGM will pay the Partnership interest on its allocable share of 80% of the average daily equity maintained in cash in the Master’s brokerage account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and CGM and the Master and CGM gives the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts. The Customer Agreement may be terminated upon notice by either party.

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 is set forth under “Item 6. Selected Financial Data.” The Partnership’s Capital as of December 31, 2011 was $19,393,703.

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

An investor may lose all of its investment.

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

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the CFTC and the Securities and Exchange Commission (the “SEC”) are in the process of promulgating rules to regulate swaps dealers, to require that swaps be traded on an exchange or swap execution facilities, to mandate additional reporting and disclosure requirements and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. These rules may negatively impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership) in futures and over-the-counter markets.

Speculative position and trading limits may reduce profitability.

The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person may hold or control in particular futures and options on futures. In addition, the CFTC has adopted new speculative position limits on economically equivalent futures, options and swaps. The trading instructions of an advisor may have to be modified, and positions held by the Partnership may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and foregoing potential profits.

Item 2. Properties.

The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by MSSB Holdings.

Item 3. Legal Proceedings.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which CGM or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

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

In May 2007, CGM finalized settlements agreement with the NYSE and the New Jersey Bureau of Securities relating to alleged improper market-timing of mutual funds by certain of its brokers prior to September 2003. The allegations included failure to supervise trading of mutual fund shares and variable annuity mutual fund sub-accounts, failure to prevent market-timing by its brokers and failure to comply with applicable recordkeeping requirements. CGM neither admitted nor denied any wrongdoing or liability, and paid $50 million in disgorgement and penalties.

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

Beginning in March 2008, Citigroup and certain of its affiliates, including CGM, have been named as defendants in numerous actions and proceedings brought by Citigroup shareholders and customers concerning auction-rate securities (“ARS”), many of which have been resolved. These have included, among others: (i) numerous lawsuits and arbitrations filed by customers of Citigroup and its affiliates seeking damages in connection with investments in ARS; (ii) a consolidated putative class action asserting claims for federal securities violations, which has been dismissed and is now pending on appeal; (iii) two putative class actions asserting violations of Section 1 of the Sherman Act, which have been dismissed and are now pending on appeal; and (iv) a derivative action filed against certain Citigroup officers and directors, which has been dismissed. In addition, based on an investigation, report and recommendation from a committee of Citigroup’s Board of Directors, the Board refused a shareholder demand that was made after dismissal of the derivative action. Additional information relating to certain of these actions is publicly available in court filings under the docket numbers 08 Civ. 3095 (S.D.N.Y.) (Swain, J.), 10-722 (2d Cir.); 10-867 (2d Cir.); 11-1270 (2d Cir.).

Subprime Mortgage-Related Litigation and Other Matters

The SEC, among other regulators, is investigating Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis, including an ongoing inquiry into Citigroup’s structuring and sale of CDOs. Citigroup is cooperating fully with the SEC’s inquiries.

On July 29, 2010, the SEC announced the settlement of an investigation into certain of Citigroup’s 2007 disclosures concerning its subprime-related business activities. The SEC alleged misleading statements about the extent of its holdings of assets backed by subprime mortgages. On October 19, 2010, the United States District Court for the District of Columbia entered a Final Judgment approving the settlement, pursuant to which Citigroup agreed to pay a $75 million civil penalty and to maintain certain disclosure policies, practices and procedures for a three-year period. Additional information relating to this action is publicly available in court filings under the docket number 10 Civ. 1277 (D.D.C.) (Huvelle, J.).

On October 19, 2011, the SEC and Citigroup announced a settlement, subject to judicial approval, in connection with the SEC’s investigation into the structuring and sale of CDOs. Pursuant to the proposed settlement, CGM agreed to pay $160 million in disgorgement, $30 million in prejudgment interest, and a civil penalty of $95 million relating to CGM’s role in the structuring and sale of the Class V Funding III CDO transaction. On November 28, 2011, the United States District Court for the Southern District of New York declined to approve the settlement on the grounds that the court was not presented with enough facts to approve the settlement. A trial date was set for July 16, 2012. On December 15 and 19, 2011, respectively, the SEC and s filed notices of appeal. On December 27, 2011, the United States Court of Appeals for the Second Circuit granted an emergency stay of further proceedings in the district court, pending the Second Circuit’s ruling on the SEC’s motion to stay the district court proceedings during the pendency of the appeals. Additional information relating to this matter is publicly available in court filings under the docket number 11 Civ. 7387 (S.D.N.Y.) (Rakoff, J.).

Citigroup and certain of its affiliates have also been named as defendants in actions brought by counterparties and investors that have suffered losses as a result of the credit crisis. Those actions include claims asserted by investors in CDO-related transactions, including Moneygram Payment Systems, Inc., which filed a lawsuit in Minnesota state court on October 26, 2011, alleging misstatements in connection with the sale of CDO securities. Additional information relating to this action is publicly available in court filings under docket number 102611H-10 (Minn. 4th Judicial District, Hennepin Cnty.). Additional actions asserting claims related to investments or participation in CDO-related transactions may be filed in the future.

On February 9, 2012, Citigroup announced that CitiMortgage, along with other mortgage servicers, had reached an agreement in principle with the United States and with the Attorneys General for 49 states (Oklahoma did not participate) and the District of Columbia to settle a number of related investigations into residential loan servicing and origination practices. In conjunction with this settlement, Citigroup and certain of its affiliates, including CGM, also entered into a settlement with the United States Attorney’s Office for the Southern District of New York of a “qui tam” action. This action alleged that, as a participant in the Direct Endorsement Lender program, CitiMortgage had certified to the United States Department of Housing and Urban Development and the Federal Housing Administration (“FHA”) that certain loans were eligible for FHA insurance when in fact they were not. The settlement releases Citigroup from claims arising out of its acts or omissions relating to the origination, underwriting, or endorsement of all FHA-insured loans prior to the effective date of the settlement. Under the settlement, Citigroup will pay the United States $158.3 million, for which Citigroup had fully provided as of December 31, 2011. CitiMortgage will continue to participate in the Direct Endorsement Lender program. Additional information relating to this action is publicly available in court filings under the docket number 11 Civ. 5423 (S.D.N.Y.) (Marrero, J.).

The Federal Reserve Bank, the OCC and the FDIC, among other federal and state authorities, are investigating issues related to the conduct of certain mortgage servicing companies, including Citigroup affiliates, in connection with mortgage foreclosures. Citigroup is cooperating fully with these inquiries.

Credit Crisis Related Matters

Beginning in the fourth quarter of 2007, certain of Citigroup’s, and CGM’s regulators and other state and federal government agencies commenced formal and informal investigations and inquiries, and issued subpoenas and requested information, concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including CGM, are involved in discussions with certain of its regulators to resolve certain of these matters.

Certain of these regulatory matters assert claims for substantial or indeterminate damages. Some of these matters already have been resolved, either through settlements or court proceedings, including the complete dismissal of certain complaints or the rejection of certain claims following hearings.

In the course of its business, CGM, as a major futures commission merchant and broker-dealer, is a party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of CGM. GCM may establish reserves from time to time in connections with such actions.

Item 4. Mine Safety Disclosures. Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of December 31, 2011 was 260.

(c)	Dividends. The Partnership did not declare a distribution in 2011 or 2010. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)	Performance Graph. Not applicable.

(f)	Recent Sales of Unregistered Securities: Use of Proceeds from Registered Securities. For the year ended December 31, 2011, there were no additional subscriptions of Redeemable Units. For the year ended December 31, 2010, there were additional subscriptions of 6,051.0375 Redeemable Units totaling $6,125,500. For the year ended December 31, 2009, there were additional subscriptions of 3,576.7524 Redeemable Units totaling $3,766,000 and an allocation of 59.3707 Redeemable Units of Special Limited Partner Interest totaling $64,276.

The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

Proceeds of net offering were used for the trading of commodity interests including futures contracts, options, swaps and forward contracts.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 – October 31, 2011	415.7537	$845.69	N/A	N/A
November 1, 2011 – November 30, 2011	194.7709	$812.56	N/A	N/A
December 1, 2011 – December 31, 2011	221.6915	$818.04	N/A	N/A
	832.2161	$830.57

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 6. Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and net asset value per unit for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, and total assets at December 31, 2011, 2010, 2009, 2008 and 2007 were as follows:

	2011	2010	2009	2008	2007
Net realized and unrealized trading gains (losses) by the Partnership and allocated from the Master, net of expenses allocated from the Master and brokerage fees (including clearing fees) of $1,328,951 $1,833,646, $2,041,895, $2,989,992, and $3,023,496 respectively	$(5,991,042)	$920,835	$1,056,612	$15,808,543	$6,359,058
Interest income allocated from Master	9,400	35,439	31,264	690,161	2,284,911

	$(5,981,642)	$956,274	$1,087,876	$16,498,704	$8,643,969

Net income (loss) before allocation to Special Limited Partner	$(6,818,614)	$(404,351)	$(192,469)	$14,689,973	$6,786,738

Allocation to Special Limited Partner	$—	$—	$(64,276)	$(1,517,815)	$—

Net income (loss) after allocation to Special Limited Partner	$(6,818,614)	$(404,351)	$(256,745)	$13,172,158	$6,786,738

Increase (decrease) in net asset value per unit	$(242.65)	$(10.92)	$(4.60)	$197.31	$85.38

Net asset value per unit	$818.04	$1,060.69	$1,071.61	$1,076.21	$878.90

Total assets	$19,771,254	$38,771,398	$44,174,544	$60,887,773	$69,761,424

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

The General Partner manages all business of the Partnership. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisor. The General Partner employs a team of approximately 47 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals use propriety technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support. In selecting the Advisor for the Partnership, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.

Responsibilities of the General Partner include:

•	due diligence examinations of the Advisor;

•	selection, appointment and termination of the Advisor;

•	negotiation of the Management Agreement; and

•	monitoring the activity of the Advisor.

In addition, the General Partner prepares the books and records and provides the administrative and compliance services that are required by law or regulation, from time to time, in connection with the operation of the Partnership. These services include the preparation of required books and records and reports to limited partners, government agencies and regulators; computation of net asset value; calculation of fees; assistance in connection with subscriptions, redemptions and limited partner communications; and preparation of offering documents and sales literature.

The General Partner seeks the best prices and services available in its commodity futures brokerage transactions.

The Partnership’s assets allocated to the Advisor for trading are not invested in commodity interests directly. The Advisor’s allocation of the Partnership’s assets is currently invested in the Master. The Advisor trades the Master’s, and thereby the Partnership’s, assets in accordance with its K4D — 15V Program, a proprietary, systematic trading system.

As of January 2009, Graham began trading the Partnership’s asset in accordance with its K4D — 15V Program. Between June 1, 2006 and January 2009, Graham traded the Partnership’s assets allocated to it in accordance with its Multi-Trend Program at 125% Leverage (“Multi-Trend”). Prior to June 1, 2006, Graham traded its Global Diversified Program at Standard Leverage, the Graham Selective Trading Program at Standard Leverage and the K5 Program on behalf of the Partnership. The Multi-Trend Program combines four individual Graham investment programs into one program. The K4D — 15V Program consolidates on an equal basis, the trading programs that previously comprised Graham’s Multi-Trend Program. As market conditions or other circumstances change, Graham may alter the weightings of the individual programs and add (or delete) other programs to the K4D — 15V Program, as it deems appropriate.

The K4D — 15V Program trades in approximately 90 - 100 markets including foreign exchange, global interest rates, stock index futures, agricultural futures, metals and energy.

In addition to the K4D — 15V Program, as of December 31, 2011, Graham traded the following futures programs: its Global Diversified Program, the Graham Selective Trading Program, the Proprietary Matrix Program and the K4 Fed Policy Program.

Graham’s success depends to a great extent upon the occurrence of market conditions favorable to its trading strategy. Factors such as lack of major price trends or increased governmental control of, or participation in, the markets, may reduce Graham’s ability to trade profitably in the future.

As a managed futures partnership, the Partnership’s/Master’s performance is dependent upon the successful trading of the Advisor to achieve the Partnership’s/Master’s objectives. It is the business of the General Partner to monitor the Advisor’s performance to ensure compliance with the Partnership’s/Master’s trading policies and to determine if the Advisor’s performance is meeting the Partnership’s/Master’s objectives. Based on 2011 results, the General Partner continues to believe the Advisor and the trading of the K4D-15V Program has met the Partnership’s/Master’s objectives and expects to continue to allocate the Partnership’s/Master’s assets to the Advisor and this program unless otherwise indicated.

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in its trading accounts consisting of cash and cash equivalents, net unrealized appreciation on open futures contracts, net unrealized appreciation on forward contracts, options and swaps, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2011.

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

From January 1, 2011 through December 31, 2011, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 13.9%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Master.

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity interests, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forward and option contracts. OTC contracts are negotiated between contracting parties and include swaps, certain forwards and options contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 14.4% to 56.9% of its contracts are traded OTC.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership/Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded by the Partnership/Master. The Partnership/Master is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

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

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem their Redeemable Units at their net asset value as of the last day of any month on three business days notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2011, 11,826.9593 Redeemable Units were redeemed totaling $11,519,585 and 250.6787 General Partner unit equivalents were redeemed totaling $225,000. For the year ended December 31, 2010, 10,029.1714 Redeemable Units were redeemed totaling $10,429,396 and 703.9492 General Partner unit equivalents were redeemed totaling $700,077. For the year ended December 31, 2009, 11,070.4695 Redeemable Units were redeemed totaling $11,759,877 and 1,161.1489 Redeemable Units of Special Limited Partner Interest were redeemed totaling $1,250,000.

For the year ended December 31, 2011, there were no additional subscriptions of Redeemable Units. For the year ended December 31, 2010, there were additional subscriptions of 6,051.0375 Redeemable Units totaling $6,125,500. For the year ended December 31, 2009, there were additional subscriptions of 3,576.7524 Redeemable Units totaling $3,766,000 and an allocation of 59.3707 Redeemable Units of Special Limited Partner Interest totaling $64,276.

(c) Results of Operations.

For the year ended December 31, 2011, the net asset value per unit decreased 22.9% from $1,060.69 to $818.04. For the year ended December 31, 2010, the net asset value per unit decreased 1.0% from $1,071.61 to $1,060.69. For the year ended December 31, 2009, the net asset value per unit decreased 0.4% from $1,076.21 to $1,071.61.

The Partnership, through its investment in the Master, experienced a net trading loss before brokerage fees and related fees in 2011 of $4,506,951. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, livestock and indices and were partially offset by gains in U.S. and non-U.S. interest rates, metals and softs. The net trading gain (or loss) realized from the Partnership’s investment in the Master is disclosed on page 24 under “Item 8. Financial Statements and Supplementary Data.”

The most significant trading losses during the year were experienced within the currency sector during January from long positions in the Japanese yen, Australian dollar, South African rand, and Canadian dollar versus the U.S. dollar as the value of these currencies declined against the U.S. dollar on optimism about the U.S. economy. Further losses were incurred in this sector during May from long positions in the Australian dollar, Canadian dollar, and South African rand versus the U.S. dollar as the value of these “commodity currencies” fell in tandem with declining commodity prices. During August, long positions in the Swiss franc versus the U.S. dollar resulted in additional currency losses as the value of the Swiss franc declined on speculation that the Swiss National Bank would seek to curb the currency’s climb in value. Within the global stock index markets, losses were recorded most notably during March, May, July, and August. During March, long positions in European, U.S., and Pacific Rim equity index futures resulted in losses as prices moved sharply lower after the tsunami and subsequent nuclear plant disaster in Japan spurred concern about global economic growth. Additional losses were experienced within this sector during May from long positions in U.S., European, and Pacific Rim equity index futures as prices declined on worse-than-expected economic reports and mounting worries over the European debt crisis. During July and August, long positions in European and U.S. equity index futures resulted in further losses as prices dropped amid Standard & Poor’s downgrade of the United States’ sovereign credit rating and ongoing concern about the European sovereign debt crisis. Losses were also experienced within the energy markets, primarily during May and June, from long futures positions in crude oil and its related products as prices moved lower amid signs the global economic recovery is slowing. In the agricultural complex, losses were incurred during April due to long positions in cotton futures as prices declined on concern that demand may slow from China, the world’s biggest buyer of the fiber. Further losses were recorded within this sector during December from short futures positions in soybeans and corn as prices moved higher on concern adverse weather may reduce output in South America. A portion of the Partnership’s losses during the year was offset by gains achieved within the global interest rate sector during May from long positions in U.S. fixed-income futures as prices increased following reports that showed the U.S. economy grew less than forecast and U.S. jobless claims unexpectedly rose. Additional gains were recorded within this sector during July and August due to long futures positions in European and U.S. fixed-income futures as prices advanced due to concern about the European sovereign debt crisis and a faltering global economy. During December, long positions in European and U.S. fixed income futures resulted in additional gains as prices increased while European leaders struggled to find funding for the euro-zone rescue plan. Within the metals sector, gains were experienced during February from long positions in silver futures as prices extended a rally to a 30-year high. Additional gains were recorded within this sector during April due to long futures positions in silver and gold as silver futures prices advanced to a 31-year high and gold futures prices reached an all-time high. In July and August, long positions in gold futures also resulted in gains after prices reached a new record high as escalating concern that the global economy is slowing boosted demand for the precious metal.

The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in 2010 of $2,894,796. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, livestock and metals and were partially offset by losses in energy, indices and softs. The net trading gain (or loss) realized from the Partnership’s investment in the Master is disclosed on page 24 under “Item 8. Financial Statements and Supplementary Data.”

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

The Partnership registered losses in the energy sector, primarily from crude oil and its derivatives as oil remained range bound on concerns over global economic growth. Oil markets remained very volatile through most of the year and reacted sharply to global events and economic factors.

Interest income on 80% of the Partnership’s daily average equity allocated to it by the Master, was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income allocated from the Master for the three and twelve months ended December 31, 2011 decreased by $9,537 and $26,039, respectively, as compared to the corresponding periods in 2010. The decrease in interest income is primarily due to lower U.S. Treasury bill rates and lower average daily equity for the Partnership during the three and twelve months ended December 31, 2011, as compared to the corresponding periods in 2010. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Master account and upon interest rates over which the Partnership, the Master and CGM have no control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and twelve months ended December 31, 2011 decreased by $227,319 and $504,695, respectively, as compared to the corresponding periods in 2010. The decrease in brokerage fees is due to lower average net assets as compared to the corresponding periods in 2010.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three and twelve months ended December 31, 2011 decreased by $100,500 and $224,949, respectively, as compared to the corresponding periods in 2010. The decrease in management fees is due to lower average net assets as compared to the corresponding periods in 2010.

Administrative fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Administrative fees for the three and twelve months ended December 31, 2011 decreased by $25,125 and $56,238, respectively, as compared to the corresponding periods in 2010. The decrease in administrative fees is due to lower average net assets as compared to the corresponding periods in 2010.

Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the Management Agreement among the Partnership, the General Partner and the Advisor. There were no profit share allocations made for the three and twelve months ended December 31, 2011 and 2010. The Advisor will not be allocated a profit share until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

The Partnership pays professional fees, which generally include legal and accounting expenses. Professional fees for the years ended December 31, 2011 and 2010 were $66,983 and $293,141, respectively.

The Partnership pays other expenses, which generally include filing, reporting and data processing fees. Other expenses for the years ended December 31, 2011 and 2010 were $37,471 and $53,779, respectively.

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

In the energy sector, most of the products did not exhibit any strong trends and mostly remained range bound after the reversals earlier in the year. This pattern of sharp reversal followed by non-directional volatility attributed to the losses in this sector. The fixed-income sector also incurred losses. With the economic backdrop of 2008, yields started to exhibit asymmetric volatility due to extreme uncertainty prevailing in the longer time horizon. Encourage by the continuing fiscal and monetary efforts of the U.S. government to stabilize the economy, the markets finally began to recover. In agricultural commodities, losses were realized primarily in corn and wheat. Prices of corn and wheat both unexpectedly rallied in October as cold, wet weather threatened to delay harvest.

In currencies, the Partnership registered gains primarily from the strong trend in the Australian dollar which strengthened against the U.S. dollar. The Partnership recorded gains in the metals sector primarily from gold, zinc and copper. Investors across the world chose to buy gold through ETFs and bullion as a hedge against inflation, driven by the massive monetary influx of the central banks. In softs, the Partnership recorded gains in sugar, cotton and cocoa. In stock indices, strong trends emerge in the second quarter after the lows of March 2009. The Partnership was favorably positioned to capitalize on these trends and recover the losses from the sharp reversals.

In the General Partner’s opinion, the Advisor continues to employ its trading methods in a consistent and disciplined manner and its results are consistent with the objectives of the Partnership and expectations for the Advisor’s programs. The General Partner continues to monitor the Advisor’s performance on a daily, weekly, monthly and annual basis to ensure that these objectives are met.

Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisor to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.

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

Such risks include:

Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Master is subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets. Additionally, the General Partner’s computer systems may be vulnerable to unauthorized access, mishandling or misuse, computer viruses or malware, cyber attacks and other events that could have a security impact on such systems. If one or more of such events occur, this potentially could jeopardize a limited partner’s personal, confidential, proprietary or other information processed and stored in, and transmitted through, the General Partner’s computer systems, and adversely affect the Partnership’s business, financial condition or results of operations.

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

(g) Critical Accounting Policies.

Partnership’s Investments. The Partnership values its investment in the Master at its net asset value per unit as calculated by the Master. The Master values its investments as described in Note 2 of the Master’s notes to the annual financial statements as of December 31, 2011.

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

The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the years ended December 31, 2011 and 2010, the Partnership did not hold any derivative instruments that are are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available were priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2011 and 2010, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

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

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.

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

The risk to the limited partners that have purchased Redeemable Units in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

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

The Partnership’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of December 31, 2011 and December 31, 2010, the highest and lowest value at any point and the average value during the years. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of December 31, 2011, the Master’s total capitalization was $127,523,174 and the Partnership owned approximately 15.4% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2011 was as follows:

December 31, 2011

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$5,181,686	4.06%	$14,715,746	$1,934,690	$8,500,010
Energy	2,114,289	1.66%	2,114,289	430,473	1,224,336
Grains	1,611,500	1.27%	1,783,300	325,891	633,165
Indices	4,513,393	3.54%	11,180,261	924,448	3,873,039
Interest Rates U.S.	1,636,222	1.28%	4,564,925	91,689	1,397,376
Interest Rates Non-U.S.	5,486,252	4.30%	5,647,770	813,077	2,296,485
Livestock	10,800	0.01%	127,950	2,400	35,984
Metals	2,117,496	1.66%	2,219,604	616,825	1,237,109
Softs	987,729	0.77%	987,729	161,005	421,227

Total	$23,659,367	18.55%

*	Annual average of month-end Value at Risk

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

The following were the primary trading risk exposures of the Master as of December 31, 2011, by market sector.

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

Stock Indices. The Master’s primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Master are limited to futures on broadly based indices. The Master’s primary exposures were in the Chicago Mercantile Exchange (CME) stock indices. The General Partner anticipates little, if any, trading in non-G-8 stock indices. The Master is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Master to avoid being “whipsawed” into numerous small losses.)

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

The following were the only non-trading risk exposures of the Master as of December 31, 2011.

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

Item 8. Financial Statements and Supplementary Data.

FAIRFIELD FUTURES FUND L.P. II

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2011, 2010, and 2009; Statements of Financial Condition at December 31, 2011 and 2010; Statements of Income and Expenses for the years ended December 31, 2011, 2010, and 2009; Statements of Changes in Partners’ Capital for the years ended December 31, 2011, 2010, and 2009; and Notes to Financial Statements.

To the Limited Partners of

Fairfield Futures Fund L.P. II

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Walter Davis
President and Director
Ceres Managed Futures LLC
General Partner,
Fairfield Futures Fund L.P. II

Ceres Managed Futures LLC
522 Fifth Avenue
14th Floor
New York, NY 10036
212-296-1999

Management’s Report on Internal Control Over

Financial Reporting

The management of Fairfield Futures Fund L.P. II (the “Partnership”), Ceres Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

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

The management of Fairfield Futures Fund L.P. II has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2011 based on the criteria referred to above.

Walter Davis President and Director Ceres Managed Futures LLC General Partner, Fairfield Futures Fund L.P. II	Brian Centner Chief Financial Officer Ceres Managed Futures LLC General Partner, Fairfield Futures Fund L.P. II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Fairfield Futures Fund L.P. II:

We have audited the accompanying statements of financial condition of Fairfield Futures Fund L.P. II (the “Partnership”) as of December 31, 2011 and 2010, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Fairfield Futures Fund L.P. II as of December 31, 2011 and 2010, and the results of its operations and its changes in partners’ capital for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 23, 2012

Fairfield Futures Fund L.P. II

Statements of Financial Condition

December 31, 2011 and 2010

	2011	2010
Assets:
Investment in Master, at fair value (Note 1)	$19,596,546	$38,570,051
Cash (Note 3c)	174,708	201,347

Total assets	$19,771,254	$38,771,398

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees (Note 3c)	$74,142	$145,393
Management fees (Note 3b)	32,693	64,178
Administrative fees (Note 3a)	8,173	16,045
Professional fees	63,198	93,919
Other	17,992	25,028
Redemptions payable (Note 5)	181,353	469,933

Total liabilities	377,551	814,496

Partners’ Capital (Notes 1 and 5):
General Partner, 295.6400 and 546.3187 unit equivalents outstanding at December 31, 2011 and 2010, respectively	241,845	579,475
Special Limited Partner, 442.4015 Redeemable Units outstanding at December 31, 2011 and 2010	361,902	469,251
Limited Partners, 22,969.4616 and 34,796.4209 Redeemable Units outstanding at December 31, 2011 and 2010, respectively	18,789,956	36,908,176

Total partners’ capital	19,393,703	37,956,902

Total liabilities and partners’ capital	$19,771,254	$38,771,398

Net asset value per unit	$818.04	$1,060.69

See accompanying notes to financial statements.

Fairfield Futures Fund L.P. II

Statements of Income and Expenses

for the years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Investment income:
Interest income allocated from Master	$9,400	$35,439	$31,264

Expenses:
Expenses allocated from Master	155,140	140,315	167,985
Brokerage fees (Note 3c)	1,328,951	1,833,646	2,041,895
Management fees (Note 3b)	586,014	810,963	903,247
Administrative fees (Note 3a)	146,504	202,742	225,812
Professional fees	66,983	293,141	117,024
Other	37,471	53,779	34,262

Total expenses	2,321,063	3,334,586	3,490,225

Net investment income (loss)	(2,311,663)	(3,299,147)	(3,458,961)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	(4,392,693)	2,812,195	2,947,993
Change in net unrealized gains (losses) on open contracts allocated from Master	(114,258)	82,601	318,499

Net trading gain (loss) allocated from Master	(4,506,951)	2,894,796	3,266,492

Net income (loss) before allocation to Special Limited Partner	(6,818,614)	(404,351)	(192,469)
Allocation to Special Limited Partner (Note 3b)	0	0	(64,276)

Net income (loss) after allocation to Special Limited Partner	$(6,818,614)	$(404,351)	$(256,745)

Net income (loss) per unit (Note 6) *	$(242.65)	$(10.92)	$(4.60)

Weighted average units outstanding	29,984.5457	39,521.3928	42,526.3913

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Fairfield Futures Fund L.P. II

Statements of Changes in Partners’ Capital

for the years ended December 31, 2011, 2010 and 2009

	Limited Partners	Special Limited Partner	General Partner	Total
Partners’ Capital at December 31, 2008	$49,794,159	$1,661,862	$1,345,551	$52,801,572
Subscriptions of 3,576.7524 Redeemable Units	3,766,000	—	—	3,766,000
Allocation of 59.3707 Redeemable Units of Special Limited Partner Interest	—	64,276	—	64,276
Redemptions of 11,070.4695 Redeemable Units and 1,161.1489 Redeemable Units of Special Limited Partner Interest	(11,759,877)	(1,250,000)	—	(13,009,877)
Net income (loss)	(248,938)	(2,056)	(5,751)	(256,745)

Partners’ Capital at December 31, 2009	41,551,344	474,082	1,339,800	43,365,226
Subscriptions of 6,051.0375 Redeemable Units	6,125,500	—	—	6,125,500
Redemptions of 10,029.1714 Redeemable Units and 703.9492 General Partner unit equivalents	(10,429,396)	—	(700,077)	(11,129,473)
Net income (loss)	(339,272)	(4,831)	(60,248)	(404,351)

Partners’ Capital at December 31, 2010	36,908,176	469,251	579,475	37,956,902
Redemptions of 11,826.9593 Redeemable Units	(11,519,585)	—	—	(11,519,585)
Redemptions of 250.6787 Units of General Partner unit equivalents	—	—	(225,000)	(225,000)
Net income (loss)	(6,598,635)	(107,349)	(112,630)	(6,818,614)

Partners’ Capital at December 31, 2011	$18,789,956	$361,902	$241,845	$19,393,703

Net asset value per unit:

2009:	$1,071.61

2010:	$1,060.69

2011:	$818.04

See accompanying notes to financial statements.

Fairfield Futures Fund L.P. II

Notes to Financial Statements

December 31, 2011

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”) indirectly owns a minority equity interest in MSSB Holdings. Citigroup also indirectly wholly owns Citigroup Global Markets Inc. (“CGM”), the commodity broker for the Partnership. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of December 31, 2011, all trading decisions for the Partnership are made by the Advisor (defined below).

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

The financial statements of the Master, including the Condensed Schedules of Investments, are contained elsewhere in this report and should be read together with the Partnership’s financial statements.

At December 31, 2011 and 2010, the Partnership owned approximately 15.4% and 22.8%, respectively, of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

The General Partner and each limited partner share in the profits and losses of the Partnership, after the allocation to the Special Limited Partner (defined herein) in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, net of distributions.

The Partnership will be liquidated upon the first to occur of the following: December 31, 2023; the net asset value per Redeemable Unit decreases to less than $400 per Redeemable Unit as of a close of any business day; a decline in net assets after trading commences to less than $1,000,000; or under certain other circumstances as defined in the Limited Partnership Agreement of the Partnership (the “Limited Partnership Agreement”).

Fairfield Futures Fund L.P. II

Notes to Financial Statements

December 31, 2011

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

The Partnership will separately present purchases, sales, issuances, and settlements in its reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

The Partnership values its investment in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects it proportional interest in the Master. As of and for the years ended December 31, 2011 and 2010, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Fairfield Futures Fund L.P. II

Notes to Financial Statements

December 31, 2011

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$19,596,546	$—	$19,596,546	$—

Total fair value	$19,596,546	$—	$19,596,546	$—

	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Master	$38,570,051	$—	$38,570,051	$—

Total fair value	$38,570,051	$—	$38,570,051	$—

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2008 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

e.	Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

f.

Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurement to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarify FASB’s intent about the application of existing fair value measurement requirements, and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective for annual

Fairfield Futures Fund L.P. II

Notes to Financial Statements

December 31, 2011

and interim periods beginning after December 15, 2011 for public entities. This new guidance is not expected to have a material impact on the Partnership’s financial statements.

In October 2011, FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

In December 2011, FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of IFRS. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Partnership should also provide the disclosures retrospectively for all comparative periods presented. The Partnership is currently evaluating the impact that the pronouncement would have on the financial statements.

g.	Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 6, “Financial Highlights”.

3.	Agreements:

a.	Limited Partnership Agreement:

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

Fairfield Futures Fund L.P. II

Notes to Financial Statements

December 31, 2011

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

The Partnership’s pro rata share of the results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210-20, Balance Sheet, have been met.

Fairfield Futures Fund L.P. II

Notes to Financial Statements

December 31, 2011

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.

For disclosures regarding the Master’s trading activities, see Note 4, “Trading Activities”, on the attached Master’s financial statements.

5.	Subscriptions, Distributions and Redemptions:

Subscriptions were accepted monthly from investors and they became limited partners on the first day of the month after their subscription was processed. Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Partnership to redeem their Redeemable Units at their net asset value per Redeemable Unit as of the last day of any month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions.

6.	Financial Highlights:

Changes in the net asset value per unit for the years ended December 31, 2011, 2010 and 2009, were as follows:

	2011	2010	2009
Net realized and unrealized gains (losses)*	$(215.29)	$23.11	$26.62
Interest income	0.27	0.89	0.74
Expenses **	(27.63)	(34.92)	(31.96)

Increase (decrease) for the year	(242.65)	(10.92)	(4.60)
Net asset value per unit, beginning of year	1,060.69	1,071.61	1,076.21

Net asset value per unit, end of year	$818.04	$1,060.69	$1,071.61

*	Includes Partnership brokerage fees and expenses allocated from the Master.

**	Excludes Partnership brokerage fees and expenses allocated from the Master.

	2011	2010****	2009****
Ratios to average net assets:
Net investment income (loss)	(8.0)%	(8.3)%	(7.8)%
Allocation to Special Limited Partner	—%	—%	0.1%

Net investment income (loss) before allocation to Special Limited Partner***	(8.0)%	(8.3)%	(7.7)%

Operating expenses	8.0%	8.4%	7.8%
Allocation to Special Limited Partner	—%	—%	0.1%

Total expenses	8.0%	8.4%	7.9%

Total return:
Total return before allocation to Special Limited Partner	(22.9)%	(1.0)%	(0.3)%
Allocation to Special Limited Partner	—%	—%	(0.1)%

Total return after allocation to Special Limited Partner	(22.9)%	(1.0)%	(0.4)%

***	Interest income allocated from Master less total expenses.

****	The ratios are shown net and gross of allocation to Special Limited Partner to conform to current year presentation.

Fairfield Futures Fund L.P. II

Notes to Financial Statements

December 31, 2011

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

7.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards, swaps and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under New York law.

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

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2011 and 2010 are summarized below:

	For the period from October 1, 2011 to December 31, 2011	For the period from July 1, 2011 to September 30, 2011	For the period from April 1, 2011 to June 30, 2011	For the period from January 1, 2011 to March 31, 2011
Net realized and unrealized trading gains (losses), expenses and interest income allocated from Master, net of brokerage fees	$(2,045,557)	$(1,436,590)	$(1,802,867)	$(696,628)
Net income (loss) before allocation to Special Limited Partner	$(2,173,766)	$(1,595,754)	$(2,070,853)	$(978,241)
Net income (loss) after allocation to Special Limited Partner	$(2,173,766)	$(1,595,754)	$(2,070,853)	$(978,241)
Increase (decrease) in net asset value per unit	$ (89.01)	$ (63.30)	$ (62.39)	$ (27.95)

	For the period from October 1, 2010 to December 31, 2010	For the period from July 1, 2010 to September 30, 2010	For the period from April 1, 2010 to June 30, 2010	For the period from January 1, 2010 to March 31, 2010
Net realized and unrealized trading gains (losses), expenses and interest income allocated from Master, net of brokerage fees	$1,905,061	$942,073	$(253,563)	$(1,637,297)
Net income (loss) before allocation to Special Limited Partner	$1,569,452	$556,262	$(599,682)	$(1,930,383)
Net income (loss) after allocation to Special Limited Partner	$1,569,452	$556,262	$(599,682)	$(1,930,383)
Increase (decrease) in net asset value per unit	$ 38.08	$ 13.17	$ (15.24)	$ (46.93)

To the Limited Partners of

CMF Graham Capital Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Walter Davis President and Director Ceres Managed Futures LLC General Partner, CMF Graham Capital Master Fund L.P.

Ceres Managed Futures LLC
522 Fifth Avenue 14th Floor New York, NY 10036 212-296-1999

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

CMF Graham Capital Master Fund L.P.:

We have audited the accompanying statements of financial condition of CMF Graham Capital Master Fund L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2011 and 2010, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of CMF Graham Capital Master Fund L.P. as of December 31, 2011 and 2010, and the results of its operations and its changes in partners’ capital for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 23, 2012

CMF Graham Capital Master Fund L.P.

Statements of Financial Condition

December 31, 2011 and 2010

	2011	2010
Assets:
Equity in trading account:
Cash (Note 3c)	$100,543,661	$151,476,359
Cash margin (Note 3c)	23,930,252	14,248,524
Net unrealized appreciation on open futures contracts	1,542,572	1,429,574
Net unrealized appreciation on open forward contracts	1,551,115	1,819,046

Total assets	$127,567,600	$168,973,503

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Professional fees	$44,426	$48,832

Total liabilities	44,426	48,832

Partners’ Capital:
General Partner, 0.0000 unit equivalents at December 31, 2011 and 2010	0	0
Limited Partners, 87,640.9997 and 96,248.2420 Redeemable Units outstanding at December 31, 2011 and 2010, respectively	127,523,174	168,924,671

Total liabilities and partners’ capital	$127,567,600	$168,973,503

Net asset value per unit	$1,455.06	$1,755.09

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.

Condensed Schedule of Investments

December 31, 2011

	Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	249	$51,702	0.04%
Energy	368	4,773	0.00 *
Indices	738	316,701	0.25
Interest Rates U.S.	1,541	551,183	0.43
Interest Rates Non-U.S.	3,766	1,619,360	1.27
Metals	5	(6,150)	(0.00)*

Total futures contracts purchased		2,537,569	1.99

Futures Contracts Sold
Currencies	31	34,625	0.03
Energy	220	401,845	0.32
Grains	914	(1,733,509)	(1.36)
Indices	396	68,313	0.05
Interest Rates U.S.	1,122	(141,881)	(0.11)
Interest Rates Non-U.S.	38	(814)	(0.00)*
Livestock	9	4,072	0.00 *
Metals	21	(11,155)	(0.01)
Softs	465	383,507	0.30

Total futures contracts sold		(994,997)	(0.78)

Unrealized Appreciation on Open Forward Contracts
Currencies	$526,807,997	4,782,600	3.75
Metals	233	441,722	0.35

Total unrealized appreciation on open forward contracts		5,224,322	4.10

Unrealized Depreciation on Open Forward Contracts
Currencies	$465,258,085	(3,555,243)	(2.79)
Metals	109	(117,964)	(0.09)

Total unrealized depreciation on open forward contracts		(3,673,207)	(2.88)

Net fair value		$3,093,687	2.43%

*Due to rounding.

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.

Condensed Schedule of Investments

December 31, 2010

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	228	$359,313	0.21%
Energy	283	315,626	0.19
Grains	266	558,739	0.33
Indices	1,248	(459,198)	(0.27)
Interest Rates U.S.	504	67,408	0.04
Interest Rates Non-U.S.	203	53,235	0.03
Livestock	40	9,485	0.00 *
Metals	116	778,969	0.46
Softs	73	266,456	0.16

Total futures contracts purchased		1,950,033	1.15

Futures Contracts Sold
Currencies	77	29,787	0.02
Energy	25	(61,340)	(0.04)
Grains	10	(33,100)	(0.02)
Indices	56	15,505	0.01
Interest Rates U.S.	308	(68,192)	(0.04)
Interest Rates Non-U.S.	1,570	(394,024)	(0.23)
Metals	1	(7,875)	(0.01)
Softs	5	(1,220)	(0.00)*

Total futures contracts sold		(520,459)	(0.31)

Unrealized Appreciation on Open Forward Contracts
Currencies	$437,368,583	6,906,040	4.09
Metals	91	653,412	0.39

Total unrealized appreciation on open forward contracts		7,559,452	4.48

Unrealized Depreciation on Open Forward Contracts
Currencies	$362,272,604	(5,591,385)	(3.31)
Metals	23	(149,021)	(0.09)

Total unrealized depreciation on open forward contracts		(5,740,406)	(3.40)

Total fair value		$3,248,620	1.92%

*Due to rounding.

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.

Statements of Income and Expenses

for the years ended

December 31, 2011, 2010 and 2009

	2011	2010	2009
Investment Income:
Interest income	$42,541	$150,635	$125,256

Expenses:
Clearing fees	744,112	490,941	614,452
Professional fees	72,382	104,216	46,648

Total expenses	816,494	595,157	661,100

Net investment income (loss)	(773,953)	(444,522)	(535,844)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(27,159,345)	11,520,692	11,381,456
Change in net unrealized gains (losses) on open contracts	(154,933)	1,279,175	1,086,609

Total trading results	(27,314,278)	12,799,867	12,468,065

Net income (loss)	$(28,088,231)	$12,355,345	$11,932,221

Net income (loss) per unit (Note 6)	$(299.57)	$116.10	$112.10

Weighted average units outstanding	93,654.7013	108,090.1761	118,814.5765

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.

Statements of Changes in Partners’ Capital

for the years ended

December 31, 2011, 2010 and 2009

Partners’ Capital
Partners’ Capital at December 31, 2008	$224,490,942
Net income (loss)	11,932,221
Subscriptions of 7,455.9216 Redeemable Units	11,912,177
Redemptions of 49,869.3195 Redeemable Units	(76,997,824)
Distribution of interest income to feeder funds	(125,256)

Partners’ Capital at December 31, 2009	171,212,260
Net income (loss)	12,355,345
Subscriptions of 25,177.9622 Redeemable Units	39,272,697
Redemptions of 33,301.1875 Redeemable Units	(53,764,996)
Distribution of interest income to feeder funds	(150,635)

Partners’ Capital at December 31, 2010	168,924,671
Net income (loss)	(28,088,231)
Subscriptions of 15,486.7403 Redeemable Units	27,515,530
Redemptions of 24,093.9826 Redeemable Units	(40,786,255)
Distribution of interest income to feeder funds	(42,541)

Partners’ Capital at December 31, 2011	$127,523,174

Net asset value per unit:

2009:	$1,640.41

2010:	$1,755.09

2011:	$1,455.06

See accompanying notes to financial statements.

CMF Graham Capital Master Fund L.P.

Notes to Financial Statements

December 31, 2011

1.	Partnership Organization:

CMF Graham Capital Master Fund L.P. (the “Master”) is a limited partnership organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, metals and softs. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master may sell an unlimited number of redeemable units of limited partnership interest (“Redeemable Units”).

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Master. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”) indirectly owns a minority equity interest in MSSB Holdings. Citigroup also indirectly wholly owns Citigroup Global Markets Inc. (“CGM”), the commodity broker for the Master. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of December 31, 2011, all trading decisions for the Master are made by the Advisor (defined below).

On April 1, 2006 (commencement of trading operations), Diversified 2000 Futures Fund L.P. (“Diversified 2000”), Diversified Multi-Advisor Futures Fund L.P. (“Diversified I”) and Diversified Multi-Advisor Futures Fund L.P. II (“Diversified II”) each allocated a portion of their capital to the Master. Diversified 2000 purchased 41,952.2380 Redeemable Units with cash equal to $41,952,238. Diversified I purchased 14,741.1555 Redeemable Units with cash equal to $14,741,156. Diversified II purchased 11,192.9908 Redeemable Units with cash equal to $11,192,991. On June 1, 2006, Fairfield Futures Fund L.P. II (“Fairfield II”) allocated substantially all of its capital and Tactical Diversified Futures Fund L.P. (“Tactical Diversified”) allocated a portion of its capital to the Master. Fairfield II purchased 74,569.3761 Redeemable Units with cash equal to $75,688,021. Tactical Diversified purchased 101,486.0491 Redeemable Units with cash equal to $103,008,482. On May 1, 2011, Fairfield Futures Fund L.P. (“Fairfield”) allocated substantially all of its capital to the Master. Fairfield purchased 9,186.1138 Redeemable Units with cash equal to $16,858,722. The Master was formed to permit commodity pools managed now or in the future by Graham Capital Management, L.P. (the “Advisor”), using the K4D — 12.5 program, the Advisor’s proprietary, systematic trading program, to invest together in one trading vehicle.

The Master operates under a structure where its investors consist of Diversified 2000, Diversified I, Diversified II, Fairfield II, Fairfield and Tactical Diversified (each a “Feeder”, collectively the “Funds”). Diversified 2000, Diversified I, Diversified II, Fairfield II, Fairfield and Tactical Diversified owned approximately 5.7%, 4.2%, 2.9%, 15.4%, 9.9% and 61.9% investments in the Master at December 31, 2011, respectively. Diversified 2000, Diversified I, Diversified II, Fairfield II and Tactical Diversified owned approximately 7.2%, 4.3%, 3.2%, 22.8% and 62.5% investments in the Master at December 31, 2010, respectively.

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

CMF Graham Capital Master Fund L.P.

Notes to Financial Statements

December 31, 2011

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

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2011 and 2010, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

CMF Graham Capital Master Fund L.P.

Notes to Financial Statements

December 31, 2011

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets

Futures	$4,283,682	$4,283,682	$—	$—
Forwards	5,224,322	441,722	4,782,600	—

Total assets	$9,508,004	$4,725,404	$4,782,600	$—

Liabilities

Futures	$2,741,110	$2,741,110	$—	$—
Forwards	3,673,207	117,964	3,555,243	—

Total liabilities	6,414,317	2,859,074	3,555,243	—

Net Fair value	$3,093,687	$1,866,330	$1,227,357	$—

	December 31, 2010*	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets

Futures	$2,788,002	$2,788,002	$—	$—
Forwards	7,559,452	653,412	6,906,040	—

Total assets	$10,347,454	$3,441,414	$6,906,040	$—

Liabilities

Futures	$1,358,428	$1,358,428	$—	$—
Forwards	5,740,406	149,021	5,591,385	—

Total liabilities	7,098,834	1,507,449	5,591,385	—

Net Fair value	$3,248,620	$1,933,965	$1,314,655	$—

*	The amounts have been reclassified from the December 31, 2010 prior year financial statements to conform to current year presentation.

d.	Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

CMF Graham Capital Master Fund L.P.

Notes to Financial Statements

December 31, 2011

e.	Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses.

The Master does not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses.

f.	London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.

g.	Income and Expenses Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro rata among the Funds at the time of such determination.

h.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Master’s income and expenses.

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

The Master files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2008 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

i.	Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

CMF Graham Capital Master Fund L.P.

Notes to Financial Statements

December 31, 2011

j.	Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards” (IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective for annual and interim periods beginning after December 15, 2011 for public entities. This new guidance is not expected to have a material impact on the Master’s financial statements.

In October 2011, FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. The Master will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

In December 2011, FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of IFRS. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Master should also provide the disclosures retrospectively for all comparative periods presented. The Master is currently evaluating the impact that the pronouncement would have on the financial statements.

k.	Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 6, “Financial Highlights.”

3.	Agreements:

a.	Limited Partnership Agreement:

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

December 31, 2011

c.	Customer Agreement:

The Master has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) are borne by the Master. All other fees, including CGM’s direct brokerage fees, shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2011 and 2010, the amounts of cash held by the Master for margin requirements was $23,930,252 and $14,248,524. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210-20, Balance Sheet, have been met.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the years ended December 31, 2011 and 2010 were 6,918 and 6,576, respectively. The monthly average number of metals forward contracts traded during the years ended December 31, 2011 and 2010 were 391 and 326, respectively. The monthly average notional values of currency forward contracts during the years ended December 31, 2011 and 2010 were $1,269,242,946 and $904,929,087, respectively.

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of December 31, 2011 and 2010.

December 31, 2011
Assets
Futures Contracts
Currencies	$110,852
Energy	656,626
Grains	72,365
Indices	614,767
Interest Rates U.S.	601,629
Interest Rates Non-U.S.	1,756,091
Livestock	4,072
Metals	25,266
Softs	442,014

Total unrealized appreciation on open futures contracts	$4,283,682

CMF Graham Capital Master Fund L.P.

Notes to Financial Statements

December 31, 2011

Liabilities
Futures Contracts
Currencies	$(24,525)
Energy	(250,008)
Grains	(1,805,874)
Indices	(229,753)
Interest Rates U.S.	(192,327)
Interest Rates Non-U.S.	(137,545)
Metals	(42,571)
Softs	(58,507)

Total unrealized depreciation on open futures contracts	$(2,741,110)

Net unrealized appreciation on open futures contracts	$1,542,572 *

Assets
Forward Contracts
Currencies	$4,782,600
Metals	441,722

Total unrealized appreciation on open forward contracts	$5,224,322

Liabilities
Forward Contracts
Currencies	$(3,555,243)
Metals	(117,964)

Total unrealized depreciation on open forward contracts	$(3,673,207)

Net unrealized appreciation open forward contracts	$1,551,115 **

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

CMF Graham Capital Master Fund L.P.

Notes to Financial Statements

December 31, 2011

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

CMF Graham Capital Master Fund L.P.

Notes to Financial Statements

December 31, 2011

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2011, 2010 and 2009.

Sector	December 31, 2011 Gain (loss) from Trading		December 31, 2010 Gain (loss) from Trading	December 31, 2009 Gain (loss) from Trading
Currencies	$(13,846,393)		$4,170,018	$3,111,674
Energy	(4,885,030)		(4,033,664)	(3,297,102)
Grains	(2,695,818)		462,563	(1,460,464)
Indices	(12,945,680)		(3,169,520)	15,480,005
Interest Rates U.S.	6,425,925		5,687,697	(3,698,764)
Interest Rates Non-U.S.	163,976		6,009,190	(2,767,757)
Livestock	(649,156)		317,837	21,968
Metals	1,190,449		3,862,111	3,246,372
Softs	(72,551)		(506,365)	1,832,133

Total	$(27,314,278	)***	$12,799,867 ***	$12,468,065 ***

***	This amount is in “Total trading results” on the Statements of Income and Expenses.

5.	Subscriptions, Distributions and Redemptions:

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

6.	Financial Highlights:

Changes in the net asset value per unit for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Net realized and unrealized gains (losses)*	$(299.24)	$115.67	$111.45
Interest income	0.46	1.42	1.08
Expenses**	(0.79)	(0.99)	(0.43)

Increase (decrease) for the year	(299.57)	116.10	112.10
Distribution of interest income to feeder funds	(0.46)	(1.42)	(1.08)
Net asset value per unit, beginning of year	1,755.09	1,640.41	1,529.39

Net asset value per unit, end of year	$1,455.06	$1,755.09	$1,640.41

*	Includes clearing fees.
**	Excludes clearing fees.

	2011	2010	2009
Ratios to average net assets:
Net investment income (loss)***	(0.5)%	(0.3)%	(0.3)%

Operating expenses	0.5%	0.4%	0.4%

Total return	(17.1)%	7.1%	7.3%

***	Interest income less total expenses.

CMF Graham Capital Master Fund L.P.

Notes to Financial Statements

December 31, 2011

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

7.	Financial Instrument Risks:

In the normal course of business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options, and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards, swaps and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master has credit risk and concentration risk, as CGM or a CGM affiliate is the sole counterparty or broker with respect to the Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Master’s counterparty is an exchange or clearing organization.

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

Selected unaudited quarterly financial data for Graham Master for the years ended December 31, 2011 and 2010 are summarized below:

	For the period from October 1, 2011 to December 31, 2011	For the period from July 1, 2011 to September 30, 2011	For the period from April 1, 2011 to June 30, 2011	For the period from January 1, 2011 to March 31, 2011
Net realized and unrealized trading gains (losses) net of clearing fees including interest income	$(11,621,576)	$(7,192,384)	$(8,007,545)	$(1,194,344)
Net income (loss)	$(11,634,210)	$(7,215,239)	$(8,021,806)	$(1,216,976)
Increase (decrease) in net asset value per unit	$ (130.58)	$ (81.40)	$ (73.79)	$ (13.80)

	For the period from October 1, 2010 to December 31, 2010	For the period from July 1, 2010 to September 30, 2010	For the period from April 1, 2010 to June 30, 2010	For the period from January 1, 2010 to March 31, 2010
Net realized and unrealized trading gains (losses) net of clearing fees including interest income	$ 9,768,625	$ 5,838,495	$ 878,231	$(4,025,790)
Net income (loss)	$ 9,749,856	$ 5,826,322	$ 821,669	$(4,042,502)
Increase (decrease) in net asset value per unit	$ 96.03	$ 54.96	$ 7.64	$ (42.53)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. Not Applicable.

Item 9A. Controls and Procedures.

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

The report included in “Item 8. Financial Statements and Supplementary Data” includes management’s report on internal control over financial reporting (“Management’s Report”).

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item  10. Directors, Executive Officers and Corporate Governance.

The Partnership has no officers, directors or employees and its affairs are managed by its General Partner. Investment decisions are made by the Advisor.

The officers and directors of the General Partner are Walter Davis (President and Chairman of the Board of Directors), Brian Centner (Chief Financial Officer), Colbert Narcisse (Director), Douglas J. Ketterer (Director), Ian Bernstein (Director), Harry Handler (Director), Patrick T. Egan (Director) and Alper Daglioglu (Director). Each director of the General Partner holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) Morgan Stanley Smith Barney Holdings LLC, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Walter Davis, age 47, has been President and Chairman of the Board of Directors of the General Partner since June 2010, where his responsibilities include oversight of the General Partner’s funds and accounts. Since June 2010, Mr. Davis has been a principal and registered as an associated person of the General Partner, and is an associate member of the NFA. Since June 2009, Mr. Davis has been employed by Morgan Stanley Smith Barney LLC (“Morgan Stanley Smith Barney”), a financial services firm, where his responsibilities include serving as Managing Director and the Director of the Managed Futures Department. Since June 2009, Mr. Davis has been registered as an associated person of Morgan Stanley Smith Barney. From May 2006 through June 2010, Mr. Davis served as President and Chairman of the Board of Directors of Demeter Management LLC (“Demeter”), a registered commodity pool operator, where his responsibilities included oversight of Demeter’s funds and accounts. From May 2006 through December 2010, Mr. Davis was listed as a principal of Demeter, and from July 2006 through December 2010, Mr. Davis was registered as an associated person of Demeter. From April 2007 through June 2009, Mr. Davis was employed by Morgan Stanley & Co. LLC (“MS & Co.”), a financial services firm, where his responsibilities included serving as the Managing Director and the Director of the Managed Futures Department. From April 2007 through June 2009, Mr. Davis was registered as an associated person of MS & Co. From August 2006 through April 2007, Mr. Davis was employed by Morgan Stanley DW Inc., a financial services firm, where his responsibilities included serving as Managing Director and the Director of the Managed Futures Department. From August 2006 through April 2007, Mr. Davis was registered as an associated person of Morgan Stanley DW Inc. From September 1999 through August 2006, Mr. Davis was employed by MS & Co., a financial services firm, where his responsibilities included oversight of the sales and marketing of MS & Co.’s managed futures funds to high net worth and institutional investors on a global basis. From January 1992 through September 1999, Mr. Davis was employed by Chase Manhattan Bank’s Alternative Investment Group, an alternative investment group, where his responsibilities included marketing managed futures funds to high net worth investors, as well as developing and structuring managed futures funds. Mr. Davis earned his Bachelor of Arts degree in Economics in May 1987 from the University of the South and his Master of Business Administration in Finance and International Business in May 1992 from Columbia University Graduate School of Business.

Brian Centner, age 34, has been the Chief Financial Officer and a principal of the General Partner since September 2011. Since July 2009, Mr. Centner has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include oversight of accounting and financial and regulatory reporting of the General Partner’s managed futures funds. From February 2003 through July 2009, Mr. Centner was employed by Citi Alternative Investments (“CAI”), a division of Citigroup, a financial services firm, which administered Citigroup’s hedge fund and fund of funds business, where he served as Senior Vice President responsible for the accounting and financial and regulatory reporting of CAI’s managed futures funds. From June 2002 through February 2003, Mr. Centner was employed by KPMG LLP, a U.S. audit, tax and advisory services firm, as a Senior Associate within the Investment Management division, where his responsibilities included performing audits and attestation services for financial services firms. From September 2000 through June 2002, Mr. Centner was employed by Arthur Andersen LLP, a U.S. audit, tax and advisory services firm, where he served in the Financial Services division and his responsibilities included performing audits and attestation services for financial services firms. Mr. Centner earned his Bachelor of Science degree in Accounting in May 2000 from Binghamton University and his Master of Business Administration degree in May 2011 from New York University’s Leonard N. Stern School of Business. Mr. Centner is a Certified Public Accountant.

Colbert Narcisse, age 45, has been a Director and a principal of the General Partner since December 2011. Since February 2011, Mr. Narcisse has been a Managing Director at Morgan Stanley Smith Barney, a financial services firm, where his responsibilities have included serving as Head of the Alternative Investment Group, Head of the Corporate Equity Solutions Group, and Chief Operating Officer of the Investment Strategy and Client Solutions Division. From July 2009 until February 2011, Mr. Narcisse served as Chief Executive Officer of Gold Bullion International, a business services company that enables retail investors to acquire, manage and store physical precious metals through their financial advisor. From March 2009 until July 2009, Mr. Narcisse took personal leave. From August 1990 until March 2009, Mr. Narcisse was employed by Merrill Lynch & Co., Inc., a financial services firm, where his responsibilities included serving as Chief Operating Officer of Americas Investment Banking, Chief Operating Officer of the Global Wealth Management Division, and as an investment banker in both the Financial Institutions and Public Finance Groups. From July 1987 until August 1990, Mr. Narcisse was employed by the Federal Reserve Bank of New York, where his responsibilities included serving as a Bank Examiner. Additionally, Mr. Narcisse serves on the Board of Harlem RBI, as the Vice Chair of Finance for the Montclair Cooperative School Board of Trustees, as an Audit Committee Member of the New York City Housing Authority, and as a Member of the Executive Leadership Council. Mr. Narcisse received his Bachelor of Science degree in Finance in June 1987 from New York University. He received his Master of Business Administration degree in July 1992 from Harvard Business School.

Douglas J. Ketterer, age 46, has been a Director and a principal of the General Partner since December 2010. From October 2003 through December 2010, Mr. Ketterer was listed as a principal of Demeter, a commodity pool operator, until Demeter’s combination with the General Partner. From July 2010 through the present, Mr. Ketterer has been employed by Morgan Stanley Smith Barney, a financial services firm, as Managing Director and Head of the U.S. Private Wealth Management Group, where his responsibilities include overseeing the U.S. Private Wealth Management Group. From March 1990 through July 2010, Mr. Ketterer was employed by MS & Co., a financial services firm, where his responsibilities included serving as Chief Operating Officer of the Wealth Management Group and Head of the Products Group. During Mr. Ketterer’s employment at MS & Co. his responsibilities included oversight over a number of departments including the Alternative Investments Group, the Consulting Services Group, the Annuities & Insurance Department, and the Retirement & Equity Solutions Group, which offered products and services through MS & Co.’s Global Wealth Management Group. Mr. Ketterer received his Master of Business Administration degree from New York University’s Leonard N. Stern School of Business in January 1994 and his Bachelor of Science degree in Finance from the University at Albany’s School of Business in May 1987.

Ian Bernstein, age 49, has been a Director of the General Partner and listed as a principal of the General Partner since December 2010. From June 2009 through the present, Mr. Bernstein has been employed by Morgan Stanley Smith Barney, a financial services firm, as Managing Director of Capital Markets, with oversight of risk and infrastructure, joint venture negotiations and integration. From April 2007 through the present, Mr. Bernstein has been employed by MS & Co., a financial services firm, where his responsibilities include serving as Managing Director of the Capital Markets group, the head of the Global Wealth Management group, and serving as market risk manager. From October 1984 through April 2007, Mr. Bernstein was employed by Morgan Stanley DW Inc., a financial services firm, where his responsibilities included serving as a Repo trader, manager of the Repo trading desk, and Chief Operating Officer for fixed income. Mr. Bernstein also served as Managing Director of Morgan Stanley DW Inc. from March 2004 through April 2007. Mr. Bernstein earned his Bachelor of Arts in May 1980 from the University of Buckingham and his Master of Business Administration in May 1988 from New York University’s Leonard N. Stern School of Business.

Harry Handler, age 52, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Handler has been registered as an associated person and listed as a principal of the General Partner, and is an associate member of the NFA. Mr. Handler was listed as a principal of Demeter from May 2005, and was registered as an associated person of Demeter from April 2006, until Demeter’s combination with the General Partner in December 2010. Mr. Handler was registered as an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 until on or about April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS & Co., he became registered as an associated person of MS & Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Handler withdrew as an associated person of MS & Co. in June 2009. Mr. Handler has been registered as an associated person of Morgan Stanley Smith Barney since June 2009. Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980’s, as an Assistant to the Chairman from March 1980 until June 1982. His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a Bachelor of Arts degree in History and Political Science.

Patrick T. Egan, age 42, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of the NFA. Since June 2011, Mr. Egan has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include serving as Executive Director and as Chief Risk Officer for Morgan Stanley Smith Barney Managed Futures. From June 2009 through June 2011, Mr. Egan was employed by Morgan Stanley Smith Barney, where his responsibilities included serving as Co-Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures. Since November 2010, Mr. Egan has been registered as an associated person of Morgan Stanley Smith Barney.

From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Alper Daglioglu, age 34, has been a Director and listed as a principal of the General Partner since December 2010. Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include serving as Executive Director and Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney’s Alternative Investments Group. From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group. From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009. Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charterholder.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors, and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by its General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage fees for such services, as described under “Item 1. Business.” Brokerage fees and clearing fees of $1,328,951 were earned by CGM for the year ended December 31, 2011. Management fees of $586,014 were earned by the Advisor for the year ended December 31, 2011. Administrative fees of $146,504 were earned by the General Partner for the year ended December 31, 2011. There was no profit share allocation to the Special Limited Partner for the year ended December 31, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 29, 2011, the Partnership knows of three persons who beneficially owns more than five percent (5%) of the Redeemable Units outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of of Beneficial Owner	Percent of Class

Redeemable Units	Sunflower Foundation Attn: Billie Hall 1200 SW Executive Drive Suite 100 Topeka, KS 66615-3854	1,719.3550 Redeemable Units	7.5%

Redeemable Units	Cottey College Attn: Mary Haggans 1000 W Austin Nevada, MO 64772-2763	1,607.2210 Redeemable Units	7.0%

Redeemable Units	Plumbers & Pipefitters PE Attn: TTE Todd Ray Frank Kelly 2207 Forest Hills Drive Suite 14 P.O. Box 6480 Harrisburg, PA 17112-0480	1,472.1820 Redeemable Units	6.4%

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

The following table indicates securities owned by management as of December 31, 2011:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
General Partner unit equivalents	General Partner	295.6400	1.2%

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

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“Deloitte”) in the years ended December 31, 2011 and 2010 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

Deloitte
2011	$58,500
2010	$50,500

(2) Audit-Related Fees. None.

(3) Tax Fees. In the last two fiscal years, Deloitte did not provide any professional services for tax compliance, tax advice or tax planning. The aggregate fees billed for each of the last two fiscal years for professional services rendered by PricewaterhouseCoopers LLP. for tax compliance and tax advice given in the preparation of the Partnership’s Schedule K1s, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns were:

2011	$20,850
2010	$15,750

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a)(1)	Financial Statements:
Statements of Financial Condition at December 31, 2011 and 2010.
Statements of Income and Expenses for the years ended December 31, 2011, 2010 and 2009.
Statements of Changes in Partners’ Capital for the years ended December 31, 2011, 2010 and 2009.
Notes to Financial Statements.
(2)	Exhibits:
	3.1	Limited Partnership Agreement (filed as Exhibit 3.2 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).
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

(e)

Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of the State of New York, dated August 31, 2011 (filed as Exhibit 3.1 on Form 8-K filed on September 17, 2011 and incorporated herein by reference).

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

	(a)	Letter extending the Management Agreement between the General Partner and Graham Capital Management L.P. for 2011 (filed herein).

16.1	Letter dated July 23, 2009 from PricewaterhouseCoopers LLP regarding Change in Certifying Accountant (filed as Exhibit 16.1 to the Form 8-K filed on July 24, 2009)
16.2	Letter dated June 26, 2008 from KPMG LLP regarding Change in Certifying Accountant (filed as Exhibit 16.1 to the Form 8-K filed on July 1, 2008)

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference.

Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer).

Exhibit 32.1 — Section 1350 Certification (Certification of President and Director).

Exhibit 32.2 — Section 1350 Certification (Certification of Chief Financial Officer).

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
Date: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Walter Davis	/s/ Ian Bernstein	/s/ Patrick T. Egan
Walter Davis	Ian Bernstein	Patrick T. Egan
President and Director	Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 30, 2012	Date: March 30, 2012	Date: March 30, 2012

/s/ Brian Centner	/s/ Colbert Narcisse	/s/ Alper Daglioglu
Brian Centner	Colbert Narcisse	Alper Daglioglu
Chief Financial Officer	Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 30, 2012	Date: March 30, 2012
Date: March 30, 2012

/s/ Douglas J. Ketterer	/s/ Harry Handler
Douglas J. Ketterer	Harry Handler
Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 30, 2012	Date: March 30, 2012

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.