Form 10-Q
period 2012-03-31
FAIRFIELD FUTURES FUND LP II
filed 2012-05-15
CIK 1276262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes       No X

As of April 30,2012, 19,668.5964 Limited Partnership Redeemable Units were outstanding.

FAIRFIELD FUTURES FUND L.P. II

FORM 10-Q

INDEX

		Page
PART I - Financial Information:		Number

Item 1.	Financial Statements:

	Statements of Financial Condition at March 31, 2012 (unaudited) and December 31, 2011	3

	Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2012 and 2011 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of CMF Graham Capital Master Fund L.P. (unaudited)	5–19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20–22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23–24

Item 4.	Controls and Procedures	25

PART II - Other Information		26-29
Exhibits

31.1 Certification

31.2 Certification

32.1 Certification

32.2 Certification

101.INS XBRL Instance Document.

101.SCH XBRL Taxonomy Extension Schema Document.

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB XBRL Taxonomy Extension Label Linkbase Document.

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.

PART I

Item 1. Financial Statements

Fairfield Futures Fund L.P. II

Statements of Financial Condition

	(Unaudited) March 31, 2012	December 31, 2011
Assets:
Investment in Master, at fair value	$18,787,897	$19,596,546
Cash	191,539	174,708

Total assets	$18,979,436	$19,771,254

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$71,173	$74,142
Management fees	31,330	32,693
Administrative fees	7,833	8,173
Other	110,138	81,190
Redemptions payable	1,975,230	181,353

Total liabilities	2,195,704	377,551

Partners’ Capital:
General Partner, 295.6400 and unit equivalents outstanding at March 31, 2012 and December 31, 2011	242,537	241,845
Special Limited Partner, 442.4015 units outstanding at March 31, 2012 and December 31, 2011	362,937	361,902
Limited Partners, 19,720.4950 and 22,969.4616 Redeemable Units outstanding at March 31, 2012 and December 31, 2011, respectively	16,178,258	18,789,956

Total partners’ capital	16,783,732	19,393,703

Total liabilities and partners’ capital	$18,979,436	$19,771,254

Net asset value per unit	$820.38	$818.04

See accompanying notes to financial statements.

Fairfield Futures Fund L.P. II

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Investment Income:
Interest income allocated from Master	$1,552	$7,283

Expenses:
Expenses allocated from Master	24,871	41,099
Brokerage fees	218,106	424,974
Management fees	96,089	187,468
Administrative fees	24,023	46,866
Other	40,750	47,279

Total expenses	403,839	747,686

Net investment income (loss)	(402,287)	(740,403)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	906,488	(5,433)
Change in net unrealized gains (losses) on open contracts allocated from Master	(446,514)	(232,405)

Total trading results allocated from Master	459,974	(237,838)

Net income (loss)	57,687	(978,241)
Redemptions — Limited Partners	(2,667,658)	(2,005,782)

Net increase (decrease) in Partners’ Capital	(2,609,971)	(2,984,023)
Partners’ Capital, beginning of period	19,393,703	37,956,902

Partners’ Capital, end of period	$16,783,732	$34,972,879

Net asset value per unit (20,458.5365 and 33,864.2769 units outstanding at March 31, 2012 and 2011, respectively)	$820.38	$1,032.74

Net income (loss) per unit*	$2.34	$(27.95)

Weighted average units outstanding	23,215.6098	35,508.6293

*Based on change in net asset value per unit.

See accompanying notes to financial statements.

Fairfield Futures Fund L.P. II

Notes to Financial Statements

March 31, 2012

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”) indirectly owns a minority equity interest in MSSB Holdings. Citigroup also indirectly owns Citigroup Global Markets Inc. (“CGM”), the commodity broker for the Partnership. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of March 31, 2012, all trading decisions for the Partnership are made by the Advisor (defined below).

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2012.

At March 31, 2012, the Partnership owned approximately 14.9% of the Master. At December 31, 2011, the Partnership owned approximately 15.4% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partner’s Capital are included herein.

The General Partner and each limited partner share in the profits and losses of the Partnership, after the allocation to the Special Limited Partner, in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits or losses, if any, net of distributions.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2012 and December 31, 2011, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2012 and

Fairfield Futures Fund L.P. II

Notes to Financial Statements

March 31, 2012

(Unaudited)

2011. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2011.

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

Fairfield Futures Fund L.P. II

Notes to Financial Statements

March 31, 2012

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2012 and December 31, 2011 and Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2012 and 2011 are presented below:

CMF Graham Capital Master Fund L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2012	December 31, 2011

Assets:
Equity in trading account:
Cash	$101,485,893	$100,543,661
Cash margin	24,025,390	23,930,252
Net unrealized appreciation on open futures contracts	903,309	1,542,572
Net unrealized appreciation on open forward contracts	-	1,551,115

Total assets	$126,414,592	$127,567,600

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$780,789	$-
Accrued expenses:
Professional fees	34,807	44,426

Total liabilities	815,596	44,426

Partners’ Capital:
General Partner, 0.0000 unit equivalents at March 31, 2012 and December 31, 2011	-	-
Limited Partners, 84,391.3832 and 87,640.9997 units outstanding at March 31, 2012 and December 31, 2011, respectively	125,598,996	127,523,174

Total liabilities and partners’ capital	$126,414,592	$127,567,600

Net asset value per unit	$1,488.29	$1,455.06

Fairfield Futures Fund L.P. II

Notes to Financial Statements

March 31, 2012

(Unaudited)

CMF Graham Capital Master Fund L.P.

Condensed Schedule of Investments

March 31, 2012

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	150	$(189,419)	(0.15)%
Energy	545	(1,459,199)	(1.16)
Grains	338	598,116	0.48
Indices	1,850	2,151,000	1.71
Interest Rates U.S.	572	(118,153)	(0.09)
Interest Rates Non-U.S.	3,745	(228,631)	(0.18)
Livestock	6	(22,639)	(0.02)
Softs	112	(7,215)	(0.01)

Total futures contracts purchased		723,860	0.58

Futures Contracts Sold
Currencies	75	(22,483)	(0.02)
Energy	199	566,787	0.45
Grains	384	(143,932)	(0.12)
Indices	30	(15,771)	(0.01)
Interest Rates U.S.	180	(12,675)	(0.01)
Interest Rates Non-U.S.	75	8,719	0.01
Metals	85	(79,986)	(0.06)
Softs	302	(121,210)	(0.10)

Total futures contracts sold		179,449	0.14

Unrealized Appreciation on Open Forward Contracts
Currencies	$200,066,722	1,164,976	0.93
Metals	133	277,647	0.22

Total unrealized appreciation on open forward contracts		1,442,623	1.15

Unrealized Depreciation on Open Forward Contracts
Currencies	$251,041,469	(2,194,980)	(1.75)
Metals	29	(28,432)	(0.02)

Total unrealized depreciation on open forward contracts		(2,223,412)	(1.77)

Net fair value		$122,520	0.10%

Fairfield Futures Fund L.P. II

Notes to Financial Statements

March 31, 2012

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

Fairfield Futures Fund L.P. II

Notes to Financial Statements

March 31, 2012

(Unaudited)

CMF Graham Capital Master Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Investment Income:
Interest income	$10,356	$31,454

Expenses:
Clearing fees	150,128	155,078
Professional fees	15,101	22,632

Total expenses	165,229	177,710

Net investment income (loss)	(154,873)	(146,256)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	6,032,836	(48,218)
Change in net unrealized gains (losses) on open contracts	(2,971,167)	(1,022,502)

Total trading results	3,061,669	(1,070,720)

Net income (loss)	2,906,796	(1,216,976)
Redemptions — Limited Partners	(4,820,618)	(9,469,411)
Distribution of interest income to feeder funds	(10,356)	(31,454)

Net increase (decrease) in Partners’ capital	(1,924,178)	(10,717,841)
Partners’ Capital, beginning of period	127,523,174	168,924,671

Partners’ Capital, end of period	$125,598,996	$158,206,830

Net asset value per unit (84,391.3832 and 90,873.9466 units outstanding at March 31, 2012 and 2011, respectively)	$1,488.29	$1,740.95

Net income (loss) per unit*	$33.35	$(13.80)

Weighted average units outstanding	86,776.3748	93,736.6352

*Based on change in net asset value per unit.

Fairfield Futures Fund L.P. II

Notes to Financial Statements

March 31, 2012

(Unaudited)

2.    Financial Highlights:

Changes in the net asset value per unit for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011
Net realized and unrealized gains (losses) *	$9.30	$(20.08)
Interest income	0.07	0.20
Expenses **	(7.03)	(8.07)

Increase (decrease) for the period	2.34	(27.95)
Net asset value per unit, beginning of period	818.04	1,060.69

Net asset value per unit, end of period	$820.38	$1,032.74

*	Includes Partnership brokerage fees and expenses allocated from the Master.

**	Excludes Partnership brokerage fees and expenses allocated from the Master.

	Three Months Ended March 31,
	2012	2011*****
Ratios to average net assets:***
Net investment income (loss)	(8.7)%	(8.1)%
Allocation to Special Limited Partner	—%	—%

Net investment income (loss) before allocation to Special Limited Partner****	(8.7)%	(8.1)%

Operating expenses	8.7%	8.2%
Allocation to Special Limited Partner	—%	—%

Total expenses	8.7%	8.2%

Total return:
Total return before allocation to Special Limited Partner	0.3%	(2.6)%
Allocation to Special Limited Partner	—%	—%

Total return after allocation to Special Limited Partner	0.3%	(2.6)%

***	Annualized (except for allocation to Special Limited Partner, if applicable).
****	Interest income allocated from the Master less total expenses.
*****	The ratios are shown net and gross of allocation to Special Limited Partner to conform to current year presentation.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Fairfield Futures Fund L.P. II

Notes to Financial Statements

March 31, 2012

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended March 31,
	2012	2011
Net realized and unrealized gains (losses) *	$33.41	$(13.90)
Interest income	0.12	0.34
Expenses **	(0.18)	(0.24)

Increase (decrease) for the period	33.35	(13.80)
Distribution of interest income to feeder funds	(0.12)	(0.34)
Net asset value per unit, beginning of period	1,455.06	1,755.09

Net asset value per unit, end of period	$1,488.29	$1,740.95

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended March 31,
	2012	2011
Ratios to average net assets:***
Net investment income (loss)****	(0.5)%	(0.4)%

Operating expenses	0.5%	0.4%

Total return	2.3%	(0.8)%

***	Annualized.

****	Interest income less total expenses.

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

The customer agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and on open forward contracts on the Statements of Financial Condition, as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet,” have been met.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions.

Fairfield Futures Fund L.P. II

Notes to Financial Statements

March 31, 2012

(Unaudited)

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the three months ended March 31, 2012 and 2011 were 9,798 and 7,656, respectively. The monthly average number of metals forward contracts traded during the three months ended March 31, 2012 and 2011 were 505 and 269, respectively. The monthly average notional values of currency forward contracts during the three months ended March 31, 2012 and 2011 were $1,494,066,611 and $1,313,684,022 respectively. The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of March 31, 2012 and December 31, 2011.

March 31, 2012
Assets
Futures Contracts
Currencies	$31,905
Energy	566,847
Grains	825,184
Indices	3,032,885
Interest Rates U.S.	33,247
Interest Rates Non-U.S.	532,421
Metals	36,832
Softs	120,355

Total unrealized appreciation on open futures contracts	$5,179,676

Liabilities
Futures Contracts
Currencies	$(243,807)
Energy	(1,459,259)
Grains	(371,000)
Indices	(897,656)
Interest Rates U.S.	(164,075)
Interest Rates Non-U.S.	(752,333)
Livestock	(22,639)
Metals	(116,818)
Softs	(248,780)

Total unrealized depreciation on open futures contracts	$(4,276,367)

Net unrealized appreciation on open futures contracts	$903,309 *

Assets
Forward Contracts
Currencies	$1,164,976
Metals	277,647

Total unrealized appreciation on open forward contracts	$1,442,623

Liabilities
Forward Contracts
Currencies	$(2,194,980)
Metals	(28,432)

Total unrealized depreciation on open forward contracts	$(2,223,412)

Net unrealized depreciation on open forward contracts	$(780,789)**

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” on the Master’s Statements of Financial Condition.

Fairfield Futures Fund L.P. II

Notes to Financial Statements

March 31, 2012

(Unaudited)

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

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
Sector	Gain (loss) from trading		Gain (loss) from trading
Currencies	$(2,853,812)		$(1,718,471)
Energy	5,838,219		1,146,153
Grains	(356,651)		(109,559)
Indices	9,303,276		(1,267,640)
Interest Rates U.S.	(3,291,535)		(1,337,400)
Interest Rates Non-U.S.	(1,846,271)		269,082
Livestock	(58,017)		132,388
Metals	(3,024,539)		870,154
Softs	(649,001)		944,573

Total	$(3,061,669	)***	$(1,070,720) ***

***	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Fairfield Futures Fund L.P. II

Notes to Financial Statements

March 31, 2012

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

GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities.

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

Effective January 1, 2012, the Partnership adopted Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarify FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This new guidance did not have a significant impact on the Partnership’s financial statements.

The Partnership values its investment in the Master with no rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2012 and December 31, 2011, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). There were no transfers of assets and liabilities between Level 1 and Level 2 during the quarter ended March 31, 2012.

	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investment in Master	$18,787,897	$—	$18,787,897	$—

Net fair value	$18,787,897	$—	$18,787,897	$—

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investment in Master	$19,596,546	$—	$19,596,546	$—

Net fair value	$19,596,546	$—	$19,596,546	$—

Fairfield Futures Fund L.P. II

Notes to Financial Statements

March 31, 2012

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

GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Master’s Level 2 assets and liabilities.

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

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2012 and December 31, 2011, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the period January 1, 2012 to March 31, 2012, there were no Level 3 assets and liabilities, and there were no transfers of assets or liabilities between Level 1 and Level 2.

	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$5,179,676	$5,179,676	$—	$—
Forwards	1,442,623	277,647	1,164,976	—

Total assets	$6,622,299	$5,457,323	$1,164,976	$—

Liabilities
Futures	$4,276,367	$4,276,367	$—	$—
Forwards	2,223,412	28,432	2,194,980	—

Total liabilities	6,499,779	4,304,799	2,194,980	—

Net fair value	$122,520	$1,152,524	$(1,030,004)	$—

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$4,283,682	$4,283,682	$—	$—
Forwards	5,224,322	441,722	4,782,600	—

Total assets	$9,508,004	$4,725,404	$4,782,600	$—

Liabilities
Futures	$2,741,110	$2,741,110	$—	$—
Forwards	3,673,207	117,964	3,555,243	—

Total liabilities	6,414,317	2,859,074	3,555,243	—

Net fair value	$3,093,687	$1,866,330	$1,227,357	$—

Fairfield Futures Fund L.P. II

Notes to Financial Statements

March 31, 2012

(Unaudited)

5.    Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards, swaps and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 19.9% to 10.3% of the Partnership’s/Master contracts are traded OTC.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

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

The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Master’s business, these instruments may not be held to maturity.

Fairfield Futures Fund L.P. II

Notes to Financial Statements

March 31, 2012

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

The Partnership and the Master will separately present purchases, sales, issuances and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2012 and December 31, 2011, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2012 and December 31, 2011, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

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

Fairfield Futures Fund L.P. II

Notes to Financial Statements

March 31, 2012

(Unaudited)

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in its trading accounts consisting of cash and cash equivalents, net unrealized appreciation on open futures contracts and net unrealized appreciation on forward contracts. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2012.

The Partnership’s capital consists of capital contributions of the partners, as increased or decreased by income(loss) from investment in the Master on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2012, Partnership capital decreased 13.5% from $19,393,703 to $16,783,732. This decrease was attributable to the redemptions of 3,248.9666 Redeemable Units totaling $2,667,658 coupled with a net gain from operations of $57,687. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of units and distribution of profits, if any.

For the three months ended March 31, 2012, the Master’s capital decreased 1.5% from $127,523,174 to $125,598,996. This decrease was attributable to a net gain from operations of $2,906,796 coupled with redemptions of 3,249.6165 units totaling $4,820,618 and distribution of interest income to feeder funds totaling $10,356. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Management believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 6 of the Financial Statements.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the Partnership’s first quarter of 2012, the net asset value per unit increased 0.3% from $818.04 to $820.38 as compared to a decrease of 2.6% in the first quarter of 2011. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the first quarter of 2012 of $459,974. Gains were primarily attributable to the Master’s trading of commodity futures in energy and indices and were partially offset by losses in currencies, grains, U.S. and non-U.S. interest rates, livestock, metals and softs. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage fees and related fees in the first quarter of 2011 of $237,838. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, grains, indices and U.S. interest rates and were partially offset by gains in energy, non-U.S. interest rates, livestock, metals and softs.

The most significant gains were recorded within the global stock index sector throughout the majority of the quarter from long positions in U.S., European, and Japanese equity index futures as prices were buoyed by better-than-expected economic reports in these regions. Prices also rose after China cut banks’ reserve requirements to fuel lending and the U.S. Federal Reserve Board raised its assessment of the U.S. economy. Within the energy markets, gains were achieved throughout the majority of the quarter from short positions in natural gas futures as prices dropped amid ample inventories and mild weather across the U.S. Additional gains were experienced during February from long futures positions in RBOB (unleaded) gas and brent crude as prices increased on concerns over inventory levels and rising tensions in the Middle East.

A portion of the Partnership’s gains for the quarter was offset by losses incurred within the global interest rate sector in February and March from long positions in U.S., European, and Australian fixed-income futures. During February, prices fell amid optimism that Greece would receive a second bailout, thereby diminishing demand for the relative “safety” of government bonds. Meanwhile, prices fell further during March after the U.S. Federal Reserve upwardly revised the U.S. economic outlook. Losses were experienced within the currency markets during January from short positions in the British pound and Swiss franc versus the U.S. dollar as the value of these currencies reversed higher against the U.S. dollar. During March, long positions in the Australian dollar and New Zealand dollar versus the U.S. dollar resulted in losses as the value of these commodity-linked currencies fell against the U.S. dollar after concern over earnings in China reduced demand for higher-yielding currency assets. Within the metals markets, losses were recorded primarily in January from short positions in zinc, aluminum, and copper futures as prices advanced on speculation metals demand will be supported by economic expansion in the U.S. and an easing credit policy in China. Additional losses were incurred within the agricultural complex, primarily during January, from short positions in cocoa futures as prices advanced on concern supplies from the Ivory Coast, the world’s largest cocoa growing country, may weaken.

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

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master, was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income allocated from the Master for the three months ended March 31, 2012 decreased by $5,731, as compared to the corresponding period in 2011. The decrease in interest income is primarily due to lower U.S. Treasury bill rates and lower average net assets during the three months ended March 31,2012 as compared to the corresponding period in 2011. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends upon the average daily equity in the Partnership’s/Master’s account and upon interest rates over which neither the Partnership/Master nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three months ended March 31, 2012 decreased by $206,868 as compared to the corresponding period in 2011. The decrease in brokerage fees is due to lower average net assets during the three months ended March 31, 2012 as compared to the corresponding period in 2011.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2012 decreased by $91,379 as compared to the corresponding period in 2011. The decrease in management fees is due to lower average net assets during the three months ended March 31, 2012 as compared to the corresponding period in 2011.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three months ended March 31, 2012 decreased by $22,843 as compared to the corresponding period in 2011. The decrease in administrative fees is due to lower average net assets during the three months ended March 31, 2012 as compared to the corresponding period in 2011.

Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no profit share allocations made for the three and months ended March 31, 2012 and 2011. The Advisor will not be allocated a profit share until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

The limited partners will not be liable for losses exceeding the current net asset value of their investment.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2012 and December 31, 2011, and the highest, lowest and average values during the three months ended March 31, 2012 and the twelve months ended December 31, 2011. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.

As of March 31, 2012, the Master’s total capitalization was $125,598,996 and the Partnership owned approximately 14.9% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of March 31, 2012 was as follows:

March 31, 2012

			Three Months Ended March 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,932,243	2.33%	$14,645,028	$2,932,243	$4,034,576
Energy	3,313,986	2.64%	3,576,694	430,473	2,846,436
Grains	808,031	0.65%	1,548,650	436,750	904,239
Indices	7,212,315	5.74%	11,180,261	3,276,704	7,274,223
Interest Rates U.S.	190,045	0.15%	2,390,488	91,689	1,243,390
Interest Rates Non-U.S.	5,163,732	4.11%	6,411,562	813,077	5,317,338
Livestock	7,200	0.01%	63,600	1,200	10,400
Metals	1,595,641	1.27%	2,278,016	616,825	1,259,297
Softs	946,658	0.75%	999,000	241,774	739,956

Total	$22,169,851	17.65%

*    Average month-end Values at Risk.

As of December 31, 2011, the Master’s total capitalization was $127,523,174 and the Partnership owned approximately 15.4% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2011 was as follows:

December 31, 2011

			Twelve Months Ended December 31, 2011
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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There are no material legal proceedings pending against the Partnership and the General Partner.

Subprime Mortgage-Related Litigation and Other Matters

On March 15, 2012, the United States Court of Appeals for the Second Circuit granted a stay of the district court proceedings pending resolution of the appeals in SEC v. CGMI. Additional information relating to this matter is publicly available in court filings under docket numbers 11 Civ. 7387 (S.D.N.Y.) (Rakoff, J.) and 11-5227 (2d Cir.).

Item 1A. Risk Factors

  There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 – January 31, 2012	634.4141	$ 817.34	N/A	N/A
February 1, 2012 – February 29, 2012	206.8517	$ 840.68	N/A	N/A
March 1, 2012 – March 31, 2012	2,407.7008	$ 820.38	N/A	N/A
	3,248.9666	$ 821.08	N/A	N/A

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

** Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 3.	Defaults Upon Senior Securities – None.

Item 4.	Mine Safety Disclosures – None.

Item 5.	Other Information – None.

Item 6.	Exhibits

3.1	Limited Partnership Agreement (filed as Exhibit 3.1 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).

3.2	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York (filed as Exhibit 3.1 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).

(a)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.2A to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2B to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.2(d) to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Form 8-K filed on September 7, 2011 and incorporated herein by reference).

10.1	Customer Agreement between the Partnership and CGM (filed as Exhibit 10.2 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).

10.2	Form of Subscription Agreement (filed as Exhibit 10.4 to the Partnership’s Form 10 filed on April 29, 2005 and incorporated herein by reference).

10.3	Escrow Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).

10.4	Agency Agreement among the Partnership, the General Partner and CGM (filed as Exhibit 10.3 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).

(a)	Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC, dated June 1, 2009 (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

10.5	Management Agreement among the Partnership, the General Partner and Graham (filed as Exhibit 10.1 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).

(a)	Letter extending the Management Agreement between the General Partner and Graham for 2011 (filed as Exhibit 10.4(a) to the Form 10-K filed March 30, 2012 and incorporated herein by reference).

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

Date: May 15, 2012

By:	/s/ Brian Centner
Brian Centner Chief Financial Officer (Principal Accounting Officer)

Date: May 15, 2012