Form 10-Q
period 2012-09-30
FAIRFIELD FUTURES FUND LP II
filed 2012-11-14
CIK 1276262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes       No X

As of October 31,2012, 18,093.9961 Limited Partnership Redeemable Units were outstanding.

FAIRFIELD FUTURES FUND L.P. II

FORM 10-Q

PART I

Item 1. Financial Statements

Fairfield Futures Fund L.P. II

Statements of Financial Condition

	(Unaudited) September 30, 2012	December 31, 2011
Assets:
Investment in Master, at fair value	$14,535,338	$19,596,546
Cash	183,119	174,708

Total assets	$14,718,457	$19,771,254

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$55,194	$74,142
Management fees	24,279	32,693
Administrative fees	6,070	8,173
Other	95,575	81,190
Redemptions payable	179,893	181,353

Total liabilities	361,011	377,551

Partners’ Capital:
General Partner, 202.6400 and 295.6400 unit equivalents outstanding at September 30, 2012 and December 31, 2011, respectively	155,382	241,845
Special Limited Partner, 442.4015 units outstanding at September 30, 2012 and December 31, 2011	339,229	361,902
Limited Partners, 18,079.0696 and 22,969.4616 Redeemable Units outstanding at September 30, 2012 and December 31, 2011, respectively	13,862,835	18,789,956

Total partners’ capital	14,357,446	19,393,703

Total liabilities and partners’ capital	$14,718,457	$19,771,254

Net asset value per unit	$766.79	$818.04

See accompanying notes to financial statements.

Fairfield Futures Fund L.P. II

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Investment Income:
Interest income allocated from Master	$1,887	$769	$5,213	$9,304

Expenses:
Expenses allocated from Master	13,830	37,229	55,609	127,616
Brokerage fees	175,730	287,840	577,983	1,101,947
Management fees	77,264	126,877	254,298	485,923
Administrative fees	19,316	31,720	63,575	121,481
Other	22,315	567	103,979	101,359

Total expenses	308,455	484,233	1,055,444	1,938,326

Net investment income (loss)	(306,568)	(483,464)	(1,050,231)	(1,929,022)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	800,629	(1,560,820)	1,132,616	(2,249,394)
Change in net unrealized gains (losses) on open contracts allocated from Master	(601,305)	448,530	(1,054,690)	(466,432)

Total trading results allocated from Master	199,324	(1,112,290)	77,926	(2,715,826)

Net income (loss)	(107,244)	(1,595,754)	(972,305)	(4,644,848)
Redemptions — General Partner	(75,176)	(125,000)	(75,176)	(125,000)
Redemptions — Limited Partners	(597,563)	(3,240,890)	(3,988,776)	(10,928,370)

Net increase (decrease) in Partners’ Capital	(779,983)	(4,961,644)	(5,036,257)	(15,698,218)
Partners’ Capital, beginning of period	15,137,429	27,220,328	19,393,703	37,956,902

Partners’ Capital, end of period	$14,357,446	$22,258,684	$14,357,446	$22,258,684

Net asset value per unit (18,724.1111 and 24,539.7192 units outstanding at September 30, 2012 and 2011, respectively)	$766.79	$907.05	$766.79	$907.05

Net income (loss) per unit*	$(7.00)	$(63.30)	$(51.25)	$(153.64)

Weighted average units outstanding	19,267.7128	26,629.8951	20,857.4203	31,913.5187

*Based on change in net asset value per unit.

See accompanying notes to financial statements.

Fairfield Futures Fund L.P. II

Notes to Financial Statements

September 30, 2012

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. indirectly owns a minority equity interest in MSSB Holdings. Citigroup Inc. also indirectly owns Citigroup Global Markets Inc. (“CGM”), the commodity broker for the Partnership. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of September 30, 2012, all trading decisions for the Partnership are made by the Advisor (defined below).

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2012.

At September 30, 2012, the Partnership owned approximately 15.7% of the Master. At December 31, 2011, the Partnership owned approximately 15.4% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

The General Partner and each limited partner share in the profits and losses of the Partnership, after the allocation to the Special Limited Partner, in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits or losses, if any, net of distributions.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2012 and December 31, 2011, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2012 and

Fairfield Futures Fund L.P. II

Notes to Financial Statements

September 30, 2012

(Unaudited)

2011. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2011.

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

Fairfield Futures Fund L.P. II

Notes to Financial Statements

September 30, 2012

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2012 and December 31, 2011 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2012 and 2011 are presented below:

CMF Graham Capital Master Fund L.P.

Statements of Financial Condition

	(Unaudited) September 30, 2012	December 31, 2011

Assets:
Equity in trading account:
Cash	$76,908,799	$100,543,661
Cash margin	19,016,001	23,930,252
Net unrealized appreciation on open futures contracts	0	1,542,572
Net unrealized appreciation on open forward contracts	0	1,551,115

Total assets	$95,924,800	$127,567,600

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$487,010	$0
Net unrealized depreciation on open forward contracts	2,927,778	0
Accrued expenses:
Professional fees	35,442	44,426

Total liabilities	3,450,230	44,426

Partners’ Capital:
General Partner, 0.0000 unit equivalents at September 30, 2012 and December 31, 2011	0	0
Limited Partners, 63,949.8147 and 87,640.9997 Redeemable Units outstanding at September 30, 2012 and December 31, 2011, respectively	92,474,570	127,523,174

Total liabilities and partners’ capital	$95,924,800	$127,567,600

Net asset value per unit	$1,446.05	$1,455.06

Fairfield Futures Fund L.P. II

Notes to Financial Statements

September 30, 2012

(Unaudited)

CMF Graham Capital Master Fund L.P.

Condensed Schedule of Investments

September 30, 2012

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	143	$(27,816)	(0.03)%
Energy	273	(155,027)	(0.17)
Grains	308	(643,472)	(0.70)
Indices	1,257	(682,177)	(0.74)
Interest Rates U.S.	2,328	439,922	0.48
Interest Rates Non-U.S.	2,414	634,950	0.69
Livestock	9	(14,007)	(0.02)
Metals	27	44,275	0.05
Softs	98	(24,707)	(0.03)

Total futures contracts purchased		(428,059)	(0.47)

Futures Contracts Sold
Currencies	16	18,025	0.02
Energy	78	112,928	0.12
Indices	40	(13,555)	(0.01)
Interest Rates Non-U.S.	107	(768)	(0.00)*
Metals	2	(2,375)	(0.00)*
Softs	264	(173,206)	(0.19)

Total futures contracts sold		(58,951)	(0.06)

Unrealized Appreciation on Open Forward Contracts
Currencies	$159,829,296	1,125,674	1.22
Metals	136	367,683	0.40

Total unrealized appreciation on open forward contracts		1,493,357	1.62

Unrealized Depreciation on Open Forward Contracts
Currencies	$203,393,610	(1,847,035)	(2.00)
Metals	490	(2,574,100)	(2.78)

Total unrealized depreciation on open forward contracts		(4,421,135)	(4.78)

Net fair value		$(3,414,788)	(3.69)%

*	Due to rounding.

Fairfield Futures Fund L.P. II

Notes to Financial Statements

September 30, 2012

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

Fairfield Futures Fund L.P. II

Notes to Financial Statements

September 30, 2012

(Unaudited)

CMF Graham Capital Master Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Investment Income:
Interest income	$12,180	$4,364	$35,000	$41,918

Expenses:
Clearing fees	65,492	195,362	315,985	579,139
Professional fees	23,537	22,855	56,971	59,748

Total expenses	89,029	218,217	372,956	638,887

Net investment income (loss)	(76,849)	(213,853)	(337,956)	(596,969)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	5,105,880	(9,378,729)	7,074,745	(13,368,839)
Change in net unrealized gains (losses) on open contracts	(3,580,916)	2,377,343	(6,508,475)	(2,488,213)

Total trading results	1,524,964	(7,001,386)	566,270	(15,857,052)

Net income (loss)	1,448,115	(7,215,239)	228,314	(16,454,021)
Subscriptions — Limited Partners	0	5,420,000	0	27,515,530
Redemptions — Limited Partners	(15,550,311)	(16,716,119)	(35,241,918)	(36,986,121)
Distribution of interest income to feeder funds	(12,180)	(4,364)	(35,000)	(41,918)

Net increase (decrease) in Partners’ capital	(14,114,376)	(18,515,722)	(35,048,604)	(25,966,530)
Partners’ Capital, beginning of period	106,588,946	161,473,863	127,523,174	168,924,671

Partners’ Capital, end of period	$92,474,570	$142,958,141	$92,474,570	$142,958,141

Net asset value per unit (63,949.8147 and 90,157.9131 units outstanding at September 30, 2012 and 2011, respectively)	$1,446.05	$1,585.64	$1,446.05	$1,585.64

Net income (loss) per unit*	$14.41	$(81.40)	$(8.54)	$(168.99)

Weighted average units outstanding	69,925.3033	92,936.6932	78,935.0671	95,124.3753

*Based on change in net asset value per unit.

Fairfield Futures Fund L.P. II

Notes to Financial Statements

September 30, 2012

(Unaudited)

2.    Financial Highlights:

Changes in the net asset value per unit for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net realized and unrealized gains (losses) *	$(0.74)	$(57.22)	$(30.91)	$(131.67)
Interest income allocated from Master	0.10	0.03	0.26	0.27
Expenses **	(6.36)	(6.11)	(20.60)	(22.24)

Increase (decrease) for the period	(7.00)	(63.30)	(51.25)	(153.64)
Net asset value per unit, beginning of period	773.79	970.35	818.04	1,060.69

Net asset value per unit, end of period	$766.79	$907.05	$766.79	$907.05

*	Includes Partnership brokerage fees and expenses allocated from the Master.

**	Excludes Partnership brokerage fees and expenses allocated from the Master.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011***	2012	2011***
Ratios to average net assets:****
Net investment income (loss)	(8.1)%	(7.7)%	(8.4)%	(8.1)%
Allocation to Special Limited Partner	—%	—%	—%	—

Net investment income (loss) before allocation to Special Limited Partner*****	(8.1)%	(7.7)%	(8.4)%	(8.1)%

Operating expenses	8.1%	7.7%	8.4%	8.2%
Allocation to Special Limited Partner	—%	—%	—%	—

Total expenses	8.1%	7.7%	8.4%	8.2%

Total return:
Total return before allocation to Special Limited Partner	(0.9)%	(6.5)%	(6.3)%	(14.5)%
Allocation to Special Limited Partner	—%	—%	—%	—

Total return after allocation to Special Limited Partner	(0.9)%	(6.5)%	(6.3)%	(14.5)%

***	The ratios are shown net and gross of allocation to Special Limited Partner, if any, to conform to current period presentation.
****	Annualized (except for allocation to Special Limited Partner, if applicable).
*****	Interest income allocated from the Master less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Fairfield Futures Fund L.P. II

Notes to Financial Statements

September 30, 2012

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net realized and unrealized gains (losses) *	$14.57	$(81.20)	$(8.24)	$(168.81)
Interest Income	0.19	0.05	0.47	0.46
Expenses **	(0.35)	(0.25)	(0.77)	(0.64)

Increase (decrease) for the period	14.41	(81.40)	(8.54)	(168.99)
Distribution of interest income to feeder funds	(0.19)	(0.05)	(0.47)	(0.46)
Net asset value per unit, beginning of period	1,431.83	1,667.09	1,455.06	1,755.09

Net asset value per unit, end of period	$1,446.05	$1,585.64	$1,446.05	$1,585.64

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Ratios to Average Net Assets:***
Net investment income (loss) ****	(0.3)%	(0.6)%	(0.4)%	(0.5)%

Operating expense	0.3%	0.6%	0.4%	0.5%

Total return	1.0%	(4.9)%	(0.6)%	(9.6)%

***	Annualized.

****	Interest income less total expenses.

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

Fairfield Futures Fund L.P. II

Notes to Financial Statements

September 30, 2012

(Unaudited)

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the three months ended September 30, 2012 and 2011 were 7,796 and 5,624, respectively. The monthly average number of futures contracts traded during the nine months ended September 30, 2012 and 2011 were 8,881 and 6,795, respectively. The monthly average number of metals forward contracts traded during the three months ended September 30, 2012 and 2011 were 704 and 467, respectively. The monthly average number of metals forward contracts traded during the nine months ended September 30, 2012 and 2011 were 529 and 383, respectively. The monthly average notional values of currency forward contracts during the three months ended September 30, 2012 and 2011 were $593,763,477 and $1,154,021,697, respectively. The monthly average notional value of currency forward contracts during the nine months ended September 30, 2012 and 2011 were $1,000,564,840 and $1,267,573,181, respectively. The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of September 30, 2012 and December 31, 2011.

September 30, 2012
Assets
Futures Contracts
Currencies	$50,086
Energy	373,402
Grains	159,638
Indices	295,630
Interest Rates U.S.	479,534
Interest Rates Non-U.S.	752,246
Metals	51,520
Softs	22,416

Total unrealized appreciation on open futures contracts	$2,184,472

Liabilities
Futures Contracts
Currencies	$(59,877)
Energy	(415,501)
Grains	(803,110)
Indices	(991,362)
Interest Rates U.S.	(39,612)
Interest Rates Non-U.S.	(118,064)
Livestock	(14,007)
Metals	(9,620)
Softs	(220,329)

Total unrealized depreciation on open futures contracts	$(2,671,482)

Net unrealized depreciation on open futures contracts	$(487,010)*

Assets
Forward Contracts
Currencies	$1,125,674
Metals	367,683

Total unrealized appreciation on open forward contracts	$1,493,357

Liabilities
Forward Contracts
Currencies	$(1,847,035)
Metals	(2,574,100)

Total unrealized depreciation on open forward contracts	$(4,421,135)

Net unrealized depreciation on open forward contracts	$(2,927,778)**

*	This amount is in “Net unrealized depreciation on open futures contracts” on the Master’s Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” on the Master’s Statements of Financial Condition.

Fairfield Futures Fund L.P. II

Notes to Financial Statements

September 30, 2012

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

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,			Nine Months Ended September 30,
Sector	2012	2011		2012	2011
Currencies	$(573,108)	$(4,536,448)		$(5,657,460)	$(7,418,499)
Energy	(579,028)	(1,518,029)		(85,346)	(3,856,203)
Grains	1,420,414	(645,132)		645,373	(1,119,101)
Indices	2,689,044	(7,646,494)		3,463,601	(10,890,374)
Interest Rates U.S.	899,315	3,507,703		331,793	6,282,928
Interest Rates Non-U.S.	1,190,164	1,614,720		6,696,007	(334,473)
Livestock	(64,623)	(205,464)		(129,452)	(579,109)
Metals	(2,786,887)	3,021,624		(3,859,339)	2,764,970
Softs	(670,327)	(593,866)		(838,907)	(707,191)

Total	$1,524,964 ***	$(7,001,386	)***	$566,270 ***	$(15,857,052	)***

***	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Fairfield Futures Fund L.P. II

Notes to Financial Statements

September 30, 2012

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

Effective January 1, 2012, the Partnership adopted Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards [(“IFRS”)]”. The amendments within this ASU change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarify the Financial Accounting Standard’s Board’s (“FASB”) intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This new guidance did not have a significant impact on the Partnership’s financial statements.

The Partnership values its investment in the Master with no rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2012 and December 31, 2011, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2012, there were no transfers of assets and liabilities between Level 1 and Level 2.

	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investment in Master	$14,535,338	$—	$14,535,338	$—

Net fair value	$14,535,338	$—	$14,535,338	$—

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investment in Master	$19,596,546	$—	$19,596,546	$—

Net fair value	$19,596,546	$—	$19,596,546	$—

Fairfield Futures Fund L.P. II

Notes to Financial Statements

September 30, 2012

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

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended September 30, 2012 and December 31, 2011, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During nine months ended September 30, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	September 30, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$2,184,472	$2,184,472	$—	$—
Forwards	1,493,357	367,683	1,125,674	—

Total assets	$3,677,829	$2,552,155	$1,125,674	$—

Liabilities
Futures	$2,671,482	$2,671,482	$—	$—
Forwards	4,421,135	2,574,100	1,847,035	—

Total liabilities	7,092,617	5,245,582	1,847,035	—

Net Fair value	$(3,414,788)	$(2,693,427)	$(721,361)	$—

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$4,283,682	$4,283,682	$—	$—
Forwards	5,224,322	441,722	4,782,600	—

Total assets	$9,508,004	$4,725,404	$4,782,600	$—

Liabilities
Futures	$2,741,110	$2,741,110	$—	$—
Forwards	3,673,207	117,964	3,555,243	—

Total liabilities	6,414,317	2,859,074	3,555,243	—

Net Fair value	$3,093,687	$1,866,330	$1,227,357	$—

Fairfield Futures Fund L.P. II

Notes to Financial Statements

September 30, 2012

(Unaudited)

5.    Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include swaps and certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 10.0% to 21.4% of the Partnership’s/Master contracts are traded OTC.

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

September 30, 2012

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

The Partnership and the Master will separately present purchases, sales, issuances and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2012 and December 31, 2011, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended September 30, 2012 and December 31, 2011, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

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

September 30, 2012

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2009 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities. Management does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Recent Accounting Pronouncements. In October 2011, FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. In August 2012, FASB updated the proposed ASU to state that entities regulated under the Investment Company Act of 1940 should qualify to be investment companies within the proposed investment company guidance. The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in its trading accounts consisting of cash and cash margin. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2012.

The Partnership’s capital consists of capital contributions of the partners, as increased or decreased by income(loss) from investment in the Master on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2012, Partnership capital decreased 26.0% from $19,393,703 to $14,357,446. This decrease was attributable to the redemptions of 4,890.3920 Redeemable Units totaling $3,988,776 and 93.0000 General Partner unit equivalents totaling $75,176, coupled with a net loss of $972,305. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of units and distribution of profits, if any.

For the nine months ended September 30, 2012, the Master’s capital decreased 27.5% from $127,523,174 to $92,474,570. This decrease was attributable to the redemptions of 23,691.1850 units totaling $35,241,918 and distribution of interest income to feeder funds totaling $35,000, which was partially offset by net income of $228,314. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Management believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 6 of the Financial Statements.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the Partnership’s third quarter of 2012, the net asset value per unit decreased 0.9% from $773.79 to $766.79 as compared to a decrease of 6.5% in the third quarter of 2011. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the third quarter of 2012 of $199,324. Gains were primarily attributable to the Master’s trading of commodity futures in grains, indices, U.S. and non- U.S. interest rates and were partially offset by losses in currencies, energy, livestock, metals and softs. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage fees and related fees in the third quarter of 2011 of $1,112,290. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, indices, livestock and softs and were partially offset by gains in U.S. and non- U.S. interest rates and metals.

The most significant losses were incurred within the metals complex during September from short futures positions in copper, aluminum, and zinc as prices moved higher amid signs of increased infrastructure spending by the Chinese government. Within the energy sector, losses were experienced during July from short futures positions in crude oil and its related products as prices advanced on concern that instability in the Middle East will disrupt energy supplies. Within the currency markets, losses were recorded during August and September from short positions in the euro and Swiss franc versus the U.S. dollar as the value of these European currencies rose against the U.S. dollar amid optimism the European Central Bank will win support from policy makers to take steps to ease the euro-area’s debt crisis. The Partnership’s losses during the third quarter were offset by gains achieved within the global stock index markets during August and September from long positions in U.S. and European equity index futures as prices moved higher on better-than-expected reports of U.S. corporate earnings and after the U.S. Federal Reserve’s plan to buy mortgage securities fueled demand for “riskier” assets. Within the global interest rate sector, gains were experienced during July from long positions in European and U.S. fixed income futures as prices advanced on concern the global economic recovery is slowing. Gains were also recorded within the agricultural complex during July from long futures positions in the soybean complex, wheat, and corn after prices rose as a heat wave and drought in the U.S. Midwest threatened to limit output.

During the Partnership’s nine months ended September 30, 2012, the net asset value per unit decreased 6.3% from $818.04 to $766.79 as compared to a decrease of 14.5% for the nine months ended September 30, 2011. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the nine months ended September 30, 2012 of $77,926. Gains were primarily attributable to the Master’s trading of commodity futures in grains, indices, U.S. and non- U.S. interest rates and were partially offset by losses in currencies, energy, livestock, metals and softs. The Partnership, through its investment in the Master, experienced a net trading loss before brokerage fees and related fees in the nine months ended September 30, 2011 of $2,715,826. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, indices, non- U.S. interest rates, livestock and softs and were partially offset by gains in U.S. interest rates and metals.

The most significant losses were incurred within the currency markets during June from short positions in the euro and Swiss franc versus the U.S. dollar as the value of these European currencies increased against the U.S. dollar after European Union leaders eased terms on Spanish bank loans and moved towards resolving the region’s debt crisis. Additional currency losses were recorded during August and September from short positions in the euro and Swiss franc versus the U.S. dollar as the value of these European currencies resumed their climb higher against the U.S. dollar amid optimism the European Central Bank will win support from policy makers to take steps to ease the euro-area’s debt crisis. Within the metals markets, losses were experienced primarily during January from short positions in zinc, aluminum, and copper futures as prices advanced on speculation metals demand will be supported by economic expansion in the U.S. During September, short futures positions in copper, aluminum, and zinc resulted in further losses as prices moved higher amid signs of increased infrastructure spending by the Chinese government. Elsewhere, losses were recorded within the energy complex during April and May from long positions in RBOB (unleaded) gasoline, gas oil, and Brent crude futures as prices declined on signs manufacturing is slowing in China and Europe. Additional energy losses were experienced in June from short positions in natural gas futures as prices advanced to the highest level since January on forecasts of above-normal temperatures across the U.S. Within the agricultural complex, losses were experienced during September from long futures positions in the soybean complex and corn as prices fell on speculation favorable weather in August limited crop damage caused by the severe drought in June and July in the U.S. The Partnership’s losses during the first nine months of the year were offset by gains achieved within the global interest rate sector during April and May from long positions in European, U.S., and Australian fixed income futures as prices advanced after Greece failed to form a unified government, adding to concern central banks and politicians are failing to contain the European debt crisis. During July, long positions in European and U.S. fixed income futures resulted in gains as prices advanced on concern the global economic recovery is slowing. Within the global stock index markets, gains were experienced during the first quarter from long positions in U.S., European, and Japanese equity index futures as prices were buoyed by better-than-expected economic reports in these regions. Additional gains were recorded during August and September from long positions in U.S. and European equity index futures as prices moved higher on better-than-expected reports of U.S. corporate earnings.

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

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master, was earned at a 30-day U.S.Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income allocated from the Master for the three months ended September 30, 2012 increased by $1,118, as compared to the corresponding period in 2011. The increase in interest income is primarily due to higher U.S. Treasury bill rates during the three months ended September 30, 2012 as compared to the corresponding period in 2011. Interest income allocated from the Master for the nine months ended September 30, 2012 decreased by $4,091, as compared to the corresponding period in 2011. The decrease in interest income is primarily due to lower average net assets during the nine months ended September 30, 2012 as compared to the corresponding period in 2011. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends upon the average daily equity in the Partnership’s/Master’s account and upon interest rates over which neither the Partnership/Master nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and nine months ended September 30, 2012 decreased by $112,110 and $523,964, respectively, as compared to the corresponding periods in 2011. The decrease in brokerage fees is due to lower average net assets during the three and nine months ended September 30, 2012 as compared to the corresponding periods in 2011.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2012 decreased by $49,613 and $231,625, respectively, as compared to the corresponding periods in 2011. The decrease in management fees is due to lower average net assets during the three and nine months ended September 30, 2012 as compared to the corresponding periods in 2011.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and nine months ended September 30, 2012 decreased by $12,404 and $57,906, respectively, as compared to the corresponding periods in 2011. The decrease in administrative fees is due to lower average net assets during the three and nine months ended September 30, 2012 as compared to the corresponding periods in 2011.

Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no profit share allocations earned for the three and nine months ended September 30, 2012 and 2011. The Advisor will not be allocated a profit share until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2012 and December 31, 2011, and the highest, lowest and average values during the three months ended September 30, 2012 and the twelve months ended December 31, 2011. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.

As of September 30, 2012, the Master’s total capitalization was $92,474,570 and the Partnership owned approximately 15.7% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of September 30, 2012 was as follows:

September 30, 2012

			Three Months Ended September 30, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,567,494	2.78%	$4,733,601	$2,153,005	$3,523,033
Energy	1,048,265	1.13%	1,446,040	328,716	958,017
Grains	736,750	0.80%	1,199,925	694,650	863,867
Indices	5,066,164	5.48%	5,399,465	3,650,988	4,751,021
Interest Rates U.S.	1,287,925	1.39%	1,827,200	1,011,300	1,466,600
Interest Rates Non-U.S.	3,253,133	3.52%	3,871,167	2,704,921	3,450,631
Livestock	10,800	0.01%	35,175	8,550	17,642
Metals	949,025	1.03%	2,984,515	661,356	1,897,484
Softs	705,600	0.76%	970,701	454,083	717,721

Total	$15,625,156	16.90%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012.

This section describes the major pending legal proceedings, other than ordinary litigation incidental to the business, to which CGM or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

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

RMBS Litigation and Other Matters

On May 4, 2012, the district court in FEDERAL HOUSING FINANCE AGENCY v. UBS AMERICAS, INC., ET AL., a parallel case to FEDERAL HOUSING FINANCE AGENCY v. ALLY FINANCIAL INC., ET AL., FEDERAL HOUSING FINANCE AGENCY v. CITIGROUP INC., ET AL., and FEDERAL HOUSING FINANCE AGENCY v. JPMORGAN CHASE & CO., ET AL., denied defendants’ motion to dismiss plaintiff’s securities law claims and granted defendants’ motion to dismiss plaintiff’s negligent misrepresentation claims. On June 19, 2012, the district court granted defendants’ motion to certify an interlocutory appeal to the United States Court of Appeals for the Second Circuit from the court’s statutes of repose and limitations rulings.

On May 15, 2012, Woori Bank filed a complaint in the United States District Court for the Southern District of New York against Citigroup alleging actionable misstatements and omissions in connection with Woori Bank’s $95 million investment in five collateralized debt obligations.

On May 18, 2012, the Federal Deposit Insurance Corporation filed (“FDIC”) complaints in the United States District Courts for the Southern District of New York and the Central District of California against various defendants, including Citigroup Global Markets Inc., Citicorp Mortgage Securities Inc., and CitiMortgage Inc., in connection with purchases of residential mortgage-backed securities (“RMBS”) by two failed banks for which the FDIC is acting as receiver.

On June 6, 2012, the court granted in part and denied in part defendants’ motions to dismiss in WESTERN & SOUTHERN LIFE INS. CO., ET AL. v. RESIDENTIAL FUNDING CO., LLC, ET AL.

On June 26, 2012, the court overruled defendants’ demurrer to plaintiff’s amended complaint in FEDERAL HOME LOAN BANK OF CHICAGO v. BANC OF AMERICA SECURITIES, LLC, ET AL.

On July 27, 2012, John Hancock Life Insurance Co. and several affiliated entities filed a complaint in the United States District Court for the District of Minnesota against various defendants, including CGM, asserting disclosure claims arising out of purchases of RMBS.

On August 29, 2012, the United States District Court for the Southern District of New York issued an order preliminarily approving the parties’ settlement in IN RE CITIGROUP INC. SECURITIES LITIGATION, pursuant to which Citigroup has agreed to pay $590 million. A fairness hearing is scheduled for January 15, 2013.

On August 30, 2012, Rentokil-Initial Pension Scheme filed a putative class action complaint against Citigroup on behalf of purchasers of 26 Citigroup offerings of medium term Euro Notes issued between October 12, 2005 and February 25, 2009. The complaint asserts claims under Section 90 of the Financial Services and Markets Act 2000 and includes allegations similar to those asserted in IN RE CITIGROUP INC. BOND LITIGATION.

On October 15, 2012, the United States District Court for the Southern District of New York granted lead plaintiffs’ amended motion for class certification in NEW JERSEY CARPENTERS HEALTH FUND v. RESIDENTIAL CAPITAL LLC, ET AL., having previously denied lead plaintiffs’ motion for class certification on January 18, 2011. Plaintiffs in this action allege violations of Sections 11, 12, and 15 of the Securities Act of 1933, as amended, and assert disclosure claims on behalf of a putative class of purchasers of mortgage-backed securities issued by Residential Accredited Loans, Inc. pursuant or traceable to prospectus materials filed on March 3, 2006 and April 3, 2007. CGM is one of the underwriter defendants.

Other Matters

Citigroup and Citibank, N.A., along with other U.S. Dollar (USD) LIBOR panel banks, are defendants in the multidistrict litigation (MDL) proceeding before Judge Buchwald in the United States District Court for the Southern District of New York captioned IN RE LIBOR-BASED FINANCIAL INSTRUMENTS ANTITRUST LITIGATION. Judge Buchwald has appointed interim lead class counsel for, and consolidated amended complaints have been filed on behalf of, three separate putative classes of plaintiffs: (1) OTC purchasers of derivative instruments tied to USD LIBOR; (2) purchasers of exchange-traded derivative instruments tied to USD LIBOR; and (3) indirect OTC purchasers of U.S. debt securities. Each of these putative classes alleges that the panel bank defendants conspired to suppress USD LIBOR in violation of the Sherman Act and/or the Commodity Exchange Act, thereby causing plaintiffs to suffer losses on the instruments they purchased. Also consolidated into the MDL proceeding are individual civil actions commenced by various Charles Schwab entities that allege that the panel bank defendants conspired to suppress the USD LIBOR rates in violation of the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act, and California state law, causing the Schwab entities to suffer losses on USD LIBOR-linked financial instruments that they owned. Plaintiffs in these actions seek compensatory damages and restitution for losses caused by the alleged violations, as well as treble damages under the Sherman Act. The Schwab and OTC plaintiffs also seek injunctive relief.

In the course of its business, CGM, as a major futures commission merchant and broker-dealer, is a party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of CGM. CGM may establish reserves from time to time in connections with such actions. Additional lawsuits containing claims similar to those described above may be filed in the future.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, other than as set forth below.

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

In October 2011, the CFTC adopted new rules governing position limits. In September 2012, these rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration. It is possible, nevertheless, that these rules may take effect in some form via re-promulgation or a successful appeal by the CFTC of the District Court’s ruling. The vacated rules established position limits on certain futures contracts and any economically equivalent futures, options and swaps.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 – July 31, 2012	280.8580	$ 824.97	N/A	N/A
August 1, 2012 – August 31, 2012	323.0660	$ 808.34	N/A	N/A
September 1, 2012 – September 30, 2012	234.6050	$ 766.79	N/A	N/A
	838.5290	$ 802.29	N/A	N/A

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

The registrant does not have a board of directors. The General Partner is managed by a board of directors.

Effective November 14, 2012, Mr. Damian George was appointed a director of the General Partner.

Damian George, age 45, has been a Director of the General Partner since November 2012. Since June 2012, Mr. George has been the Chief Financial Officer and a principal of the General Partner and is an associate member of the National Futures Association. Since August 2009, Mr. George has been employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities include oversight of budgeting, finance and Sarbanes-Oxley testing for the Alternative Investments–Managed Futures group. Since August 2009, Mr. George has been registered as an associated person of Morgan Stanley Smith Barney LLC. From November 2005 through July 2009, Mr. George was employed by Citi Alternative Investments, a division of Citigroup Inc. (“Citigroup”), a financial services firm, which administered Citigroup’s hedge fund and fund of funds business, where he served as Director and was responsible for budgeting, finance and Sarbanes-Oxley testing for the Hedge Fund Management group. From November 2004 through July 2009, Mr. George was registered as an associated person of CGM. Mr. George earned his Bachelor of Science degree in Accounting in May 1989 from Fordham University and his Master of Business Administration degree in International Finance in February 1998 from Fordham University. Mr. George is a Certified Public Accountant.

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

101.DEF XBRL   Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIRFIELD FUTURES FUND L.P. II

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis President and Director

Date: November 14, 2012

By:	/s/ Damian George
Damian George Chief Financial Officer and Director (Principal Accounting Officer)

Date: November 14, 2012