Form 10-Q
period 2013-03-31
FAIRFIELD FUTURES FUND LP II
filed 2013-05-15
CIK 1276262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes       No X

As of April 30, 2013, 15,354.4681 Limited Partnership Redeemable Units were outstanding.

FAIRFIELD FUTURES FUND L.P. II

FORM 10-Q

PART I

Item 1. Financial Statements

Fairfield Futures Fund L.P. II

Statements of Financial Condition

	(Unaudited) March 31, 2013	December 31, 2012
Assets:
Investment in Master, at fair value	$13,429,542	$12,768,525
Cash	200,013	178,640

Total assets	$13,629,555	$12,947,165

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$51,111	$48,552
Management fees	22,432	21,343
Administrative fees	5,608	5,336
Other	118,950	92,760
Redemptions payable	796,745	142,132

Total liabilities	994,846	310,123

Partners’ Capital:
General Partner, 202.6400 unit equivalents outstanding at March 31, 2013 and December 31, 2012	157,508	145,042
Special Limited Partner, 442.4015 units outstanding at March 31, 2013 and December 31, 2012	343,870	316,653
Limited Partners, 15,610.0796 and 17,010.3896 Redeemable Units outstanding at March 31, 2013 and December 31, 2012, respectively	12,133,331	12,175,347

Total partners’ capital	12,634,709	12,637,042

Total liabilities and partners’ capital	$13,629,555	$12,947,165

Net asset value per unit	$777.28	$715.76

See accompanying notes to financial statements.

Fairfield Futures Fund L.P. II

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Investment Income:
Interest income allocated from Master	$1,541	$1,552

Expenses:
Expenses allocated from Master	14,631	24,871
Brokerage fees	149,751	218,106
Management fees	65,781	96,089
Administrative fees	16,445	24,023
Other	36,943	40,750

Total expenses	283,551	403,839

Net investment income (loss)	(282,010)	(402,287)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	$1,353,171	$906,488
Change in net unrealized gains (losses) on open contracts allocated from Master	1,075	(446,514)

Total trading results allocated from Master	1,354,246	459,974

Net income (loss)	1,072,236	57,687
Redemptions — Limited Partners	(1,074,569)	(2,667,658)

Net increase (decrease) in Partners’ Capital	(2,333)	(2,609,971)
Partners’ Capital, beginning of period	12,637,042	19,393,703

Partners’ Capital, end of period	$12,634,709	$16,783,732

Net asset value per unit (16,255.1211 and 20,458.5365 units outstanding at March 31, 2013 and 2012, respectively)	$777.28	$820.38

Net income (loss) per unit*	$61.52	$2.34

Weighted average units outstanding	17,479.1228	23,215.6098

*Based on change in net asset value per unit.

See accompanying notes to financial statements.

Fairfield Futures Fund L.P. II

Notes to Financial Statements

March 31, 2013

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. indirectly owns a minority equity interest in MSSB Holdings. Citigroup Inc. also indirectly owns Citigroup Global Markets Inc. (“CGM”), the commodity broker for the Partnership. Morgan Stanley expects to purchase, subject to regulatory approvals, Citigroup Inc.’s remaining interest in MSSB holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of March 31, 2013, all trading decisions for the Partnership are made by the Advisor (defined below).

On June 1, 2006, the Partnership allocated substantially all of its capital to the CMF Graham Capital Master Fund L.P. (the “Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 74,569.3761 units of the Master with cash equal to $75,688,021. The Master was formed in order to permit accounts managed by Graham Capital Management, L.P. (“Graham” or the “Advisor”) using the K4D-15V Program, the Advisor’s proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. In addition, the Advisor is a special limited partner (in its capacity as special limited partner, the “Special Limited Partner”) of the Partnership. The Master’s commodity broker is CGM. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master-feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected. The General Partner and the Advisor agreed that the Advisor will trade the Partnership’s assets allocated to Graham at a level that is up to 1.5 times the amount of assets allocated.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2013.

At March 31, 2013, the Partnership owned approximately 18.5% of the Master. At December 31, 2012, the Partnership owned approximately 15.0% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

The General Partner and each limited partner share in the profits and losses of the Partnership, after the allocation to the Special Limited Partner, in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits or losses, if any, net of distributions.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2013 and December 31, 2012, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2013 and

Fairfield Futures Fund L.P. II

Notes to Financial Statements

March 31, 2013

(Unaudited)

2012. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2012.

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

Fairfield Futures Fund L.P. II

Notes to Financial Statements

March 31, 2013

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2013 and December 31, 2012 and Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2013 and 2012 are presented below:

CMF Graham Capital Master Fund L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2013	December 31, 2012

Assets:
Equity in trading account:
Cash	$55,214,116	$67,229,419
Cash margin	15,802,080	16,178,813
Net unrealized appreciation on open futures contracts	2,650,658	1,905,444

Total assets	$73,666,854	$85,313,676

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$923,303	$313,446
Accrued expenses:
Professional fees	37,463	64,179

Total liabilities	960,766	377,625

Partners’ Capital:
General Partner, 0.0000 unit equivalents at March 31, 2013 and December 31, 2012	0	0
Limited Partners, 47,651.2209 and 61,736.6129 Redeemable Units outstanding at March 31, 2013 and December 31, 2012, respectively	72,706,088	84,936,051

Total liabilities and partners’ capital	$73,666,854	$85,313,676

Net asset value per unit	$1,525.80	$1,375.78

Fairfield Futures Fund L.P. II

Notes to Financial Statements

March 31, 2013

(Unaudited)

CMF Graham Capital Master Fund L.P.

Condensed Schedule of Investments

March 31, 2013

(Unaudited)

	Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	196	$56,311	0.08%
Energy	252	124,792	0.17
Grains	82	(222,871)	(0.31)
Indices	1,484	515,749	0.71
Interest Rates U.S.	2,083	288,839	0.40
Interest Rates Non-U.S.	2,390	1,079,407	1.48
Softs	41	32,611	0.05

Total futures contracts purchased		1,874,838	2.58

Futures Contracts Sold
Currencies	33	15,394	0.02
Energy	63	(92,643)	(0.13)
Grains	224	616,685	0.85
Indices	20	2,498	0.00 *
Interest Rates U.S.	15	(21,406)	(0.03)
Interest Rates Non-U.S.	62	(39,657)	(0.05)
Metals	119	274,012	0.38
Softs	302	20,937	0.03

Total futures contracts sold		775,820	1.07

Unrealized Appreciation on Open Forward Contracts
Currencies	$73,977,979	386,216	0.53
Metals	145	339,182	0.47

Total unrealized appreciation on open forward contracts		725,398	1.00

Unrealized Depreciation on Open Forward Contracts
Currencies	$136,006,671	(1,147,141)	(1.58)
Metals	99	(501,560)	(0.69)

Total unrealized depreciation on open forward contracts		(1,648,701)	(2.27)

Net fair value		$1,727,355	2.38%

*	Due to rounding.

Fairfield Futures Fund L.P. II

Notes to Financial Statements

March 31, 2013

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

Fairfield Futures Fund L.P. II

Notes to Financial Statements

March 31, 2013

(Unaudited)

CMF Graham Capital Master Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Investment Income:
Interest income	$8,574	$10,356

Expenses:
Clearing fees	60,183	150,128
Professional fees	21,284	15,101

Total expenses	81,467	165,229

Net investment income (loss)	(72,893)	(154,873)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	7,400,201	6,032,836
Change in net unrealized gains (losses) on open contracts	135,357	(2,971,167)

Total trading results	7,535,558	3,061,669

Net income (loss)	7,462,665	2,906,796
Subscriptions — Limited Partners	5,079,778	0
Redemptions — Limited Partners	(24,763,832)	(4,820,618)
Distribution of interest income to feeder funds	(8,574)	(10,356)

Net increase (decrease) in Partners’ capital	(12,229,963)	(1,924,178)
Partners’ Capital, beginning of period	84,936,051	127,523,174

Partners’ Capital, end of period	$72,706,088	$125,598,996

Net asset value per unit (47,651.2209 and 84,391.3832 units outstanding at March 31, 2013 and 2012, respectively)	$1,525.80	$1,488.29

Net income (loss) per unit*	$150.18	$33.35

Weighted average units outstanding	55,947.1484	86,776.3748

*Based on change in net asset value per unit.

Fairfield Futures Fund L.P. II

Notes to Financial Statements

March 31, 2013

(Unaudited)

2.    Financial Highlights:

Changes in the net asset value per unit for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
Net realized and unrealized gains (losses) *	$68.47	$9.30
Interest income allocated from Master	0.09	0.07
Expenses **	(7.04)	(7.03)

Increase (decrease) for the period	61.52	2.34
Net asset value per unit, beginning of period	715.76	818.04

Net asset value per unit, end of period	$777.28	$820.38

*	Includes Partnership brokerage fees and clearing fees allocated from the Master.

**	Excludes Partnership brokerage fees and clearing fees allocated from the Master and includes allocation to Special Limited Partner in the three months ended March 31, 2013 and 2012, if any.

	Three Months Ended March 31,
	2013	2012
Ratios to average net assets:***
Net investment income (loss)	(9.0)%	(8.7)%
Allocation to Special Limited Partner	—%	—%

Net investment income (loss) before allocation to Special Limited Partner****	(9.0)%	(8.7)%

Operating expenses	9.0%	8.7%
Allocation to Special Limited Partner	—%	—%

Total expenses	9.0%	8.7%

Total return:
Total return before allocation to Special Limited Partner	8.6%	0.3%
Allocation to Special Limited Partner	—%	—%

Total return after allocation to Special Limited Partner	8.6%	0.3%

***	Annualized (except for allocation to Special Limited Partner, if applicable).
****	Interest income allocated from the Master less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Fairfield Futures Fund L.P. II

Notes to Financial Statements

March 31, 2013

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended March 31,
	2013	2012

Net realized and unrealized gains (losses) *	$150.44	$33.41
Interest Income	0.16	0.12
Expenses **	(0.42)	(0.18)

Increase (decrease) for the period	150.18	33.35
Distribution of interest income to feeder funds	(0.16)	(0.12)
Net asset value per unit, beginning of period	1,375.78	1,455.06

Net asset value per unit, end of period	$1,525.80	$1,488.29

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended March 31,
	2013	2012
Ratios to Average Net Assets:***
Net investment income (loss) ****	(0.4)%	(0.5)%

Operating expense	0.4%	0.5%

Total return	10.9%	2.3%

***	Annualized.

****	Interest income less total expenses.

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

On January 1, 2013, the Master adopted Accounting Standards Update (“ASU”) 2011-11, “Disclosure about Offsetting Assets and Liabilities” and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 created a new disclosure requirement about the nature of an entity’s rights to setoff and the related arrangements associated with its financial instruments and derivative instruments, while ASU 2013-01 clarified the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). The new guidance did not have a significant impact on the Master’s financial statements.

The following table summarizes the valuation of the Master’s investments as of March 31, 2013 and December 31, 2012, respectively.

March 31, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$3,138,047	$(1,263,208)	$1,874,839
Forwards	223,315	(677,620)	(454,305)

Total Assets	$3,361,362	$(1,940,828)	$1,420,534

Liabilities
Futures	$975,549	$(199,730)	$775,819
Forwards	502,083	(971,081)	(468,998)

Total Liabilities	$1,477,632	$(1,170,811)	$306,821

Total net unrealized gain (loss) on open futures contracts			$2,650,658
Total net unrealized gain (loss) on open forward contracts			$(923,303)

Net fair value			$1,727,355

December 31, 2012	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$3,173,760	$(933,872)	$2,239,888
Forwards	522,081	(1,131,211)	(609,130)

Total Assets	$3,695,841	$(2,065,083)	$1,630,758

Liabilities
Futures	$523,405	$(857,849)	$(334,444)
Forwards	787,469	(491,785)	295,684

Total Liabilities	$1,310,874	$(1,349,634)	$(38,760)

Total net unrealized gain (loss) on open futures contracts			$1,905,444
Total net unrealized gain (loss) on open forward contracts			$(313,446)

Net fair value			$1,591,998

Fairfield Futures Fund L.P. II

Notes to Financial Statements

March 31, 2013

(Unaudited)

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the three months ended March 31, 2013 and 2012 was 6,192 and 9,798, respectively. The monthly average number of metals forward contracts traded during the three months ended March 31, 2013 and 2012 was 530 and 505, respectively. The monthly average notional values of currency forward contracts during the three months ended March 31, 2013 and 2012 was $442,681,860 and $1,494,066,611, respectively. The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of March 31, 2013 and December 31, 2012.

March 31, 2013
Assets
Futures Contracts
Currencies	$92,375
Energy	176,388
Grains	618,623
Indices	1,392,856
Interest Rates U.S.	360,236
Interest Rates Non-U.S.	1,136,544
Metals	274,012
Softs	62,562

Total unrealized appreciation on open futures contracts	$4,113,596

Liabilities
Futures Contracts
Currencies	$(20,670)
Energy	(144,239)
Grains	(224,809)
Indices	(874,609)
Interest Rates U.S.	(92,803)
Interest Rates Non-U.S.	(96,794)
Softs	(9,014)

Total unrealized depreciation on open futures contracts	$(1,462,938)

Net unrealized appreciation on open futures contracts	$2,650,658 *

Assets
Forward Contracts
Currencies	$386,216
Metals	339,182

Total unrealized appreciation on open forward contracts	$725,398

Liabilities
Forward Contracts
Currencies	$(1,147,141)
Metals	(501,560)

Total unrealized depreciation on open forward contracts	$(1,648,701)

Net unrealized depreciation on open forward contracts	$(923,303)**

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” on the Master’s Statements of Financial Condition.

Fairfield Futures Fund L.P. II

Notes to Financial Statements

March 31, 2013

(Unaudited)

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

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Sector	Gain(loss) from trading	Gain(loss) from trading
Currencies	$972,453	$(2,853,812)
Energy	(2,032,890)	5,838,219
Grains	(306,939)	(356,651)
Indices	7,478,079	9,303,276
Interest Rates U.S.	(108,751)	(3,291,535)
Interest Rates Non-U.S.	599,577	(1,846,271)
Livestock	—	(58,017)
Metals	501,427	(3,024,539)
Softs	432,602	(649,001)

Total	$7,535,558 ***	$3,061,669 ***

***	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Fairfield Futures Fund L.P. II

Notes to Financial Statements

March 31, 2013

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

On October 1, 2012, the Financial Accounting Standards Board (“FASB”) issued ASU 2012-04 “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820. The amendments are effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Partnership’s financial statements.

The Partnership values its investment in the Master with no rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2013 and December 31, 2012, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2013, there were no transfers of assets and liabilities between Level 1 and Level 2.

	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investment in Master	$13,429,542	$—	$13,429,542	$—

Net fair value	$13,429,542	$—	$13,429,542	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investment in Master	$12,768,525	$—	$12,768,525	$—

Net fair value	$12,768,525	$—	$12,768,525	$—

Fairfield Futures Fund L.P. II

Notes to Financial Statements

March 31, 2013

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

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2013 and December 31, 2012, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During three months ended March 31, 2013 , there were no transfers of assets or liabilities between Level 1 and Level 2.

	March 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$4,113,596	$4,113,596	$—	$—
Forwards	725,398	339,182	386,216	—

Total assets	$4,838,994	$4,452,778	$386,216	$—

Liabilities
Futures	$1,462,938	$1,462,938	$—	$—
Forwards	1,648,701	501,560	1,147,141	—

Total liabilities	3,111,639	1,964,498	1,147,141	—

Net Fair value	$1,727,355	$2,488,280	$(760,925)	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$3,697,165	$3,697,165	$—	$—
Forwards	1,309,550	81,127	1,228,423	—

Total assets	$5,006,715	$3,778,292	$1,228,423	$—

Liabilities
Futures	$1,791,721	$1,791,721	$—	$—
Forwards	1,622,996	521,989	1,101,007	—

Total liabilities	3,414,717	2,313,710	1,101,007	—

Net Fair value	$1,591,998	$1,464,582	$127,416	$—

Fairfield Futures Fund L.P. II

Notes to Financial Statements

March 31, 2013

(Unaudited)

5.    Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include swaps and certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 18.8% to 30.2% of the Partnership’s/Master contracts are traded OTC.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their share of the Partnership’s net assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

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

March 31, 2013

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

The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2013 and December 31, 2012, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2013 and December 31, 2012, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

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

March 31, 2013

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in its trading accounts consisting of cash and cash margin. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2013.

The Partnership’s capital consists of capital contributions of the partners, as increased or decreased by income(loss) from investment in the Master on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2013, Partnership capital decreased 0.02% from $12,637,042 to $12,634,709. This decrease was attributable to the redemptions of 1,400.3100 Redeemable Units totaling $1,074,569, which was partially offset by net income of $1,072,236. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of units and distribution of profits, if any.

For the three months ended March 31, 2013, the Master’s capital decreased 14.4% from $84,936,051 to $72,706,088. This decrease was attributable to the redemption of 17,709.5317 units totaling $24,763,832 and distribution of interest income to feeder funds totaling $8,574, which was partially offset by net income of $7,462,665 and the subscription of 3,624.1397 Redeemable Units totaling $5,079,778. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s first quarter of 2013, the net asset value per unit increased 8.6% from $715.76 to $777.28 as compared to an increase of 0.3% in the first quarter of 2012. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the first quarter of 2013 of $1,354,246. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, indices, non-U.S. interest rates, metals and softs and were partially offset by losses in energy, grains and U.S. interest rates. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the first quarter of 2012 of $459,974. Gains were primarily attributable to the Master’s trading of commodity futures in energy and indices and were partially offset by losses in currencies, grains, U.S. and non-U.S. interest rates, livestock, metals and softs.

The most significant gains were recorded within the global stock index markets during January from long positions in U.S., Pacific Rim, and European equity index futures as prices moved higher after German business confidence improved, economic reports in the U.S. and China beat estimates, and a weaker yen boosted Japan’s exports. Additional gains were experienced during March from long positions in U.S. and Asian equity index futures as prices advanced after U.S. jobless claims unexpectedly dropped and amid speculation the Bank of Japan would announce further stimulus. Within the currency markets, gains were achieved primarily during January from short positions in the Japanese yen versus the U.S. dollar as the value of the yen declined on speculation the Bank of Japan will ease monetary policy further. Gains were also achieved within the global interest rate sector during February from long positions in European and U.S. fixed income futures as prices rose on uncertainty about political stability in Europe due to a stalemate in the Italian elections. Within the metals markets, gains were experienced during February from short positions in gold and silver futures as prices declined after signs of U.S. economic improvement eroded demand for precious metals as a store of value. Within the agricultural complex, gains were recorded during February from short positions in wheat futures as prices traded near the lowest level in almost eight months after snowfall in the U.S. Great Plains eased drought concerns.

A portion of the Partnership’s gains for the quarter was offset by losses incurred within the energy sector, primarily during February, from long futures positions in crude oil and its related products as prices fell sharply following news that the U.S. economy grew less than economists expected and as manufacturing expanded less than forecast in China and contracted in Europe.

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

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master, was earned at a 30-day U.S.Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income allocated from the Master for the three months ended March 31, 2013 decreased by $11 as compared to the corresponding period in 2012. The decrease in interest income is primarily due to lower average daily equity during the three months ended March 31, 2013 as compared to the corresponding period in 2012. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends upon the average daily equity in the Partnership’s/Master’s account and upon interest rates over which neither the Partnership/Master nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three months ended March 31, 2013 decreased by $68,355, respectively, as compared to the corresponding period in 2012. The decrease in brokerage fees is due to lower average net assets during the three months ended March 31, 2013 as compared to the corresponding period in 2012.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2013 decreased by $30,308 as compared to the corresponding period in 2012. The decrease in management fees is due to lower average net assets during the three months ended March 31, 2013 as compared to the corresponding period in 2012.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Administrative fees for the three months ended March 31, 2013 decreased by $7,578 as compared to the corresponding period in 2012. The decrease in administrative fees is due to lower average net assets during the three months ended March 31, 2013 as compared to the corresponding period in 2012.

Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no profit share allocations earned for the three months ended March 31, 2013 and 2012. The Advisor will not be allocated a profit share until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Exchange maintenance margin requirements have been used by the Master as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term-one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2013 and December 31, 2012, and the highest, lowest and average values during the three months ended March 31, 2013 and the twelve months ended December 31, 2012. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012.

As of March 31, 2013, the Master’s total capitalization was $72,706,088 and the Partnership owned approximately 18.5% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of March 31, 2013 was as follows:

March 31, 2013

			Three Months Ended March 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,660,626	5.03%	$5,000,207	$3,107,628	$3,663,639
Energy	678,298	0.93%	1,417,325	405,059	774,033
Grains	437,050	0.60%	714,250	350,474	441,855
Indices	5,262,299	7.24%	5,882,185	3,961,891	4,731,273
Interest Rates U.S.	874,475	1.20%	874,575	537,325	701,250
Interest Rates Non-U.S.	2,644,302	3.64%	2,659,126	1,276,455	1,978,115
Metals	1,381,837	1.90%	1,522,953	545,530	1,071,267
Softs	462,192	0.64%	511,259	308,329	406,507

Total	$15,401,079	21.18%

*    Average month-end Values at Risk.

As of December 31, 2012, the Master’s total capitalization was $84,936,051 and the Partnership owned approximately 15.0% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2012 was as follows:

December 31, 2012

			Twelve Months Ended December 31, 2012
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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Subprime Mortgage–Related Litigation and Other Matters

Securities Actions:

On March 13, 2009, defendants filed a motion to dismiss the complaint. On July 12, 2010, the court issued an opinion and order dismissing plaintiffs’ claims under Section 12 of the Securities Act of 1933, as amended, but denying defendants motion to dismiss certain claims under Section 11. On September 30, 2010, the district court entered a scheduling order in IN RE CITIGROUP INC. BOND LITIGATION. Fact discovery began in November 2010, and plaintiffs’ motion to certify a class was fully briefed. On March 25, 2013, the United States District Court for the Southern District of New York entered an order preliminarily approving the parties proposed settlement of IN RE CITIGROUP INC. BOND LITIGATION, pursuant to which Citigroup and certain of its subsidiaries will pay $730 million in exchange for a release of all claims asserted on behalf of the settlement class. A fairness hearing is scheduled for July 23, 2013.

RMBS Litigation and Other Matters

Beginning in July 2010, Citigroup and certain of its subsidiaries have been named as defendants in complaints filed by purchasers of mortgage-backed security (“MBS”) and collateralized debt obligation (“CDO”) sold or underwritten by Citigroup and certain of its subsidiaries. The MBS-related complaints generally assert that the defendants made material misrepresentations and omissions about the credit quality of the mortgage loans underlying the securities, such as the underwriting standards to which the loans conformed, the loan-to-value ratio of the loans, and the extent to which the mortgaged properties were owner-occupied, and typically assert claims under Section 11 of the Securities Act of 1933, state blue sky laws, and/or common-law misrepresentation-based causes of action. The CDO-related complaints further allege that the defendants adversely selected or permitted the adverse selection of CDO collateral without full disclosure to investors. The plaintiffs in these actions generally seek rescission of their investments, recovery of their investment losses, or other damages. Other purchasers of MBS and CDOs sold or underwritten by Citigroup and certain of its subsidiaries have threatened to file additional suits, for some of which Citigroup and certain of its subsidiaries has agreed to toll (extend) the statute of limitations.

The filed actions generally are in the early stages of proceedings, and certain of the actions or threatened actions have been resolved through settlement or otherwise. The aggregate original purchase amount of the purchases at issue in the filed suits is approximately $12 billion, and the aggregate original purchase amount of the purchases covered by tolling agreements with investors threatening litigation is approximately $6 billion. The largest MBS investor claim against Citigroup and certain of its subsidiaries, as measured by the face value of purchases at issue, has been asserted by the Federal Housing Finance Agency, as conservator for Fannie Mae and Freddie Mac. This suit was filed on September 2, 2011, and has been coordinated in the United States District Court for the Southern District of New York with fifteen other related suits brought by the same plaintiff against various other financial institutions. Motions to dismiss in the coordinated suits have been denied in large part, and discovery is proceeding. An interlocutory appeal currently is pending in the United States Court of Appeals for the Second Circuit on issues common to all of the coordinated suits.

On April 5, 2013, the United States Court of Appeals for the Second Circuit denied defendants’ appeal from the district court’s denial of defendants’ motion to dismiss in FEDERAL HOUSING FINANCE AGENCY v. UBS AMERICAS, INC., ET AL., a parallel case to FEDERAL HOUSING FINANCE AGENCY v. ALLY FINANCIAL INC., ET AL., FEDERAL HOUSING FINANCE AGENCY v. CITIGROUP INC., ET AL., and FEDERAL HOUSING FINANCE AGENCY v. JPMORGAN CHASE & CO., ET AL.

On March 26, 2013, the United States Court of Appeals for the Second Circuit denied defendants’ petition for review of the district court’s October 15, 2012 order granting lead plaintiffs’ amended motion for class certification in NEW JERSEY CARPENTERS HEALTH FUND V. RESIDENTIAL CAPITAL LLC, ET AL. Plaintiffs allege federal securities law claims on behalf of a putative class of purchasers of MBSs issued by Residential Accredited Loans, Inc. CGM is named as an underwriter defendant.

On January 18, 2013, defendants filed a notice of appeal from the New York Supreme Court’s order granting in part and denying in part defendants’ motion to dismiss in LORELEY FINANCING (JERSEY) NO. 3 LTD., ET AL. v. CITIGROUP GLOBAL MARKETS INC., ET AL.

Auction-rate Securities-Related Litigation and Other Matters

Antitrust Actions: On March 5, 2013, the United States Court of Appeals for the Second Circuit affirmed the district court’s dismissal of two putative class actions brought on behalf of purchasers and issuers of auction rate securities for alleged violations of Section 1 of the Sherman Antitrust Act.

Other Matters

Terra Securities ASA Konkursbo, et al. v. Citigroup Inc., et al.: On August 10, 2009, Norwegian securities firm Terra Securities ASA Konkursbo and seven Norwegian municipalities filed a complaint in the United States District Court for the Southern District of New York against Citigroup and certain of its subsidiaries, including CGM and Citigroup Alternative Investments LLC. The complaint asserts, among other things, claims for fraud and negligent misrepresentation as well as claims under Sections 10 and 20 of the Securities Exchange Act of 1934 arising out of the municipalities’ purchase of fund-linked notes acquired from the now-defunct securities firm, Terra Securities, which in turn acquired those notes from Citigroup and certain of its subsidiaries. Plaintiffs seek approximately $120 million in compensatory damages, plus punitive damages. Plaintiffs allege that, among other things, the municipalities invested in the notes after receiving purportedly false and materially misleading marketing materials that were allegedly prepared by defendants. On March 28, 2013, the United States District Court for the Southern District of New York granted defendants’ motion for summary judgment dismissing all remaining claims asserted by seven Norwegian municipalities. Plaintiffs filed a notice of appeal from this ruling to the United States Court of Appeals for the Second Circuit.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, other than as set forth below.

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

An advisor that trades at a higher level of leverage will establish a greater number of positions than it would establish for an account of similar size traded at the advisor’s standard leverage. Accordingly, a greater amount of the Partnership’s assets will be committed to margin in such situations than if the advisor traded its program at standard leverage. Trading at a higher level of leverage may increase the volatility of the Partnership’s account.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 – January 31, 2013	153.6570	$ 727.09	N/A	N/A
February 1, 2013 – February 28, 2013	221.6110	$ 749.52	N/A	N/A
March 1, 2013 – March 31, 2013	1,025.0420	$ 777.28	N/A	N/A
	1,400.3100	$ 767.38	N/A	N/A

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

Item 3.	Defaults Upon Senior Securities – None.

Item 4.	Mine Safety Disclosures – Not Applicable.

Item 5.	Other Information – None.

Item 6.	Exhibits

3.1	Limited Partnership Agreement (filed as Exhibit 3.1 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).

3.2	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York (filed as Exhibit 3.1 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).

(a)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.2A to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2B to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.2(d) to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Form 8-K filed on September 7, 2011 and incorporated herein by reference).

10.1	Customer Agreement between the Partnership and CGM (filed as Exhibit 10.2 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).

10.2	Escrow Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).

10.3	Agency Agreement among the Partnership, the General Partner and CGM (filed as Exhibit 10.3 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).

(a)	Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC, dated June 1, 2009 (filed as Exhibit 10 to the Form 10-Q filed on August 14, 2009 and incorporated herein by reference).

10.4	Management Agreement among the Partnership, the General Partner and Graham (filed as Exhibit 10.1 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).

(a)	Letter extending the Management Agreement between the General Partner and Graham for from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.4(a) to the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

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

Date: May 15, 2013

By:	/s/ Damian George
Damian George Chief Financial Officer and Director (Principal Accounting Officer)

Date: May 15, 2013