Form 10-Q
period 2013-09-30
FAIRFIELD FUTURES FUND LP II
filed 2013-11-14
CIK 1276262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes       No X

As of October 31, 2013, 11,911.4796 Limited Partnership Redeemable Units were outstanding.

FAIRFIELD FUTURES FUND L.P. II

FORM 10-Q

PART I

Item 1. Financial Statements

Fairfield Futures Fund L.P. II

Statements of Financial Condition

	(Unaudited) September 30, 2013	December 31, 2012
Assets:
Investment in Master, at fair value	$10,445,182	$12,768,525
Cash	209,988	178,640

Total assets	$10,655,170	$12,947,165

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage fees	$39,957	$48,552
Management fees	17,489	21,343
Administrative fees	4,372	5,336
Other	121,726	92,760
Redemptions payable	1,402,243	142,132

Total liabilities	1,585,787	310,123

Partners’ Capital:
General Partner, 202.6400 unit equivalents outstanding at September 30, 2013 and December 31, 2012	146,363	145,042
Special Limited Partner, 442.4015 units outstanding at September 30, 2013 and December 31, 2012	319,538	316,653
Limited Partners, 11,911.4796 and 17,010.3896 Redeemable Units outstanding at September 30, 2013 and December 31, 2012, respectively	8,603,482	12,175,347

Total partners’ capital	9,069,383	12,637,042

Total liabilities and partners’ capital	$10,655,170	$12,947,165

Net asset value per unit	$722.28	$715.76

See accompanying notes to financial statements.

Fairfield Futures Fund L.P. II

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Investment Income:
Interest income allocated from Master	$404	$1,887	$2,540	$5,213

Expenses:
Expenses allocated from Master	9,184	13,830	37,504	55,609
Brokerage fees	121,698	175,730	409,373	577,983
Management fees	53,310	77,264	179,549	254,298
Administrative fees	13,328	19,316	44,887	63,575
Other	20,610	22,315	98,525	103,979

Total expenses	218,130	308,455	769,838	1,055,444

Net investment income (loss)	(217,726)	(306,568)	(767,298)	(1,050,231)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	72,928	800,629	1,168,531	1,132,616
Change in net unrealized gains (losses) on open contracts allocated from Master	336,738	(601,305)	(161,924)	(1,054,690)

Total trading results allocated from Master	409,666	199,324	1,006,607	77,926

Net income (loss)	191,940	(107,244)	239,309	(972,305)
Redemptions — General Partner	0	(75,176)	0	(75,176)
Redemptions — Limited Partners	(1,982,147)	(597,563)	(3,806,968)	(3,988,776)

Net increase (decrease) in Partners’ Capital	(1,790,207)	(779,983)	(3,567,659)	(5,036,257)
Partners’ Capital, beginning of period	10,859,590	15,137,429	12,637,042	19,393,703

Partners’ Capital, end of period	$9,069,383	$14,357,446	$9,069,383	$14,357,446

Net asset value per unit (12,556.5211 and 18,724.1111 units outstanding at September 30, 2013 and 2012, respectively)	$722.28	$766.79	$722.28	$766.79

Net income (loss) per unit*	$13.34	$(7.00)	$6.52	(51.25)

Weighted average units outstanding	14,925.4211	19,267.7128	16,043.4335	20,857.4203

*Based on change in net asset value per unit.

See accompanying notes to financial statements.

Fairfield Futures Fund L.P. II

Notes to Financial Statements

September 30, 2013

(Unaudited)

1.    General:

Fairfield Futures Fund L.P. II (the “Partnership”) is a limited partnership organized on December 18, 2003 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, metals and softs. The Partnership commenced trading operations on March 15, 2004. The commodity interests that are traded by the Partnership, through its investment in CMF Graham Capital Master Fund L.P. (“the Master”), are volatile and involve a high degree of market risk.

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange and Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of September 30, 2013, all trading decisions for the Partnership are made by the Advisor (defined below).

On June 1, 2006, the Partnership allocated substantially all of its capital to the Master, a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 74,569.3761 units of the Master with cash equal to $75,688,021. The Master permits accounts managed by Graham Capital Management, L.P. (“Graham” or the “Advisor”) using the K4D-15V Program, the Advisor’s proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of the Master. In addition, the Advisor is a special limited partner (in its capacity as special limited partner, the “Special Limited Partner”) of the Partnership. During the period covered by this report, the Master’s commodity brokers were Citigroup Global Markets, Inc. (“CGM”) and Morgan Stanley & Co. (“MS&Co.”). Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master-feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected. The General Partner and the Advisor agreed that the Advisor will trade the Partnership’s assets allocated to Graham at a level that is up to 1.5 times the amount of assets allocated.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2013.

At September 30, 2013, the Partnership owned approximately 18.0% of the Master. At December 31, 2012, the Partnership owned approximately 15.0% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. During the period covered by this report, the Master engaged in such trading through commodity brokerage accounts maintained with CGM and/or MS&Co. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

The General Partner and each limited partner share in the profits and losses of the Partnership, after the allocation to the Special Limited Partner, in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits if any, net of distributions and losses, if any.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2013 and December 31, 2012, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2013 and

Fairfield Futures Fund L.P. II

Notes to Financial Statements

September 30, 2013

(Unaudited)

2012. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2012.

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

Fairfield Futures Fund L.P. II

Notes to Financial Statements

September 30, 2013

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2013 and December 31, 2012 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2013 and 2012 are presented below:

CMF Graham Capital Master Fund L.P.

Statements of Financial Condition

	(Unaudited) September 30, 2013	December 31, 2012

Assets:
Equity in trading account:
Cash	$45,907,477	$67,229,419
Cash margin	11,159,987	16,178,813
Net unrealized appreciation on open futures contracts	0	1,905,444
Net unrealized appreciation on open forward contracts	1,184,063	0

Total assets	$58,251,527	$85,313,676

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$183,193	$0
Net unrealized depreciation on open forward contracts	0	313,446
Accrued expenses:
Clearing fees due to MS&Co.	3,809	0
Professional fees	36,399	64,179

Total liabilities	223,401	377,625

Partners’ Capital:
General Partner, 0.0000 unit equivalents at September 30, 2013 and December 31, 2012	0	0
Limited Partners, 39,312.1670 and 61,736.6129 Redeemable Units outstanding at September 30, 2013 and December 31, 2012, respectively	58,028,126	84,936,051

Total liabilities and partners’ capital	$58,251,527	$85,313,676

Net asset value per unit	$1,476.09	$1,375.78

Fairfield Futures Fund L.P. II

Notes to Financial Statements

September 30, 2013

(Unaudited)

CMF Graham Capital Master Fund L.P.

Condensed Schedule of Investments

September 30, 2013

(Unaudited)

	Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	19	$24,689	0.04%
Energy	230	(1,165,504)	(2.01)
Grains	106	29,668	0.05
Indices	790	(290,818)	(0.50)
Interest Rates U.S.	670	343,484	0.59
Interest Rates Non-U.S.	451	451,743	0.78
Metals	1	1,200	0.00 *
Softs	61	50,953	0.09

Total futures contracts purchased		(554,585)	(0.96)

Futures Contracts Sold
Currencies	121	174,482	0.30
Energy	132	171,285	0.29
Grains	317	600,340	1.03
Indices	61	9,630	0.02
Interest Rates U.S.	234	(325,317)	(0.56)
Interest Rates Non-U.S.	639	(414,597)	(0.71)
Metals	18	47,906	0.08
Softs	233	107,663	0.19

Total futures contracts sold		371,392	0.64

Unrealized Appreciation on Open Forward Contracts
Currencies	$90,022,184	1,518,108	2.62
Metals	107	121,777	0.21

Total unrealized appreciation on open forward contracts		1,639,885	2.83

Unrealized Depreciation on Open Forward Contracts
Currencies	$28,888,785	(222,683)	(0.39)
Metals	103	(233,139)	(0.40)

Total unrealized depreciation on open forward contracts		(455,822)	(0.79)

Net fair value		$1,000,870	1.72%

*	Due to rounding.

Fairfield Futures Fund L.P. II

Notes to Financial Statements

September 30, 2013

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

Fairfield Futures Fund L.P. II

Notes to Financial Statements

September 30, 2013

(Unaudited)

CMF Graham Capital Master Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Investment Income:
Interest income	$2,277	$12,180	$13,977	$35,000

Expenses:
Clearing fees	35,991	65,492	151,316	315,985
Professional fees	13,897	23,537	51,067	56,971

Total expenses	49,888	89,029	202,383	372,956

Net investment income (loss)	(47,611)	(76,849)	(188,406)	(337,956)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	439,761	5,105,880	6,616,306	7,074,745
Change in net unrealized gains (losses) on open contracts	1,814,909	(3,580,916)	(591,128)	(6,508,475)

Total trading results	2,254,670	1,524,964	6,025,178	566,270

Net income (loss)	2,207,059	1,448,115	5,836,772	228,314
Subscriptions - Limited Partners	1,982,500	0	8,062,278	0
Redemptions - Limited Partners	(1,781,066)	(15,550,311)	(40,792,998)	(35,241,918)
Distribution of interest income to feeder funds	(2,277)	(12,180)	(13,977)	(35,000)

Net increase (decrease) in Partners’ capital	2,406,216	(14,114,376)	(26,907,925)	(35,048,604)
Partners’ Capital, beginning of period	55,621,910	106,588,946	84,936,051	127,523,174

Partners’ Capital, end of period	$58,028,126	$92,474,570	$58,028,126	$92,474,570

Net asset value per unit (39,312.1670 and 63,949.8147 units outstanding at September 30, 2013 and 2012, respectively)	$1,476.09	$1,446.05	$1,476.09	$1,446.05

Net income (loss) per unit*	$55.87	$14.41	$100.61	$(8.54)

Weighted average units outstanding	40,204.1950	69,925.3033	46,743.1958	78,935.0671

*Based on change in net asset value per unit.

Fairfield Futures Fund L.P. II

Notes to Financial Statements

September 30, 2013

(Unaudited)

2.    Financial Highlights:

Changes in the net asset value per unit for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net realized and unrealized gains (losses) *	$19.34	$(0.74)	$27.04	$(30.91)
Interest income allocated from Master	0.03	0.10	0.15	0.26
Expenses **	(6.03)	(6.36)	(20.67)	(20.60)

Increase (decrease) for the period	13.34	(7.00)	6.52	(51.25)
Net asset value per unit, beginning of period	708.94	773.79	715.76	818.04

Net asset value per unit, end of period	$722.28	$766.79	$722.28	$766.79

*	Includes Partnership brokerage fees and clearing fees allocated from the Master.

**	Excludes Partnership brokerage fees and clearing fees allocated from the Master and includes allocation to Special Limited Partner in the three and nine months ended September 30, 2013 and 2012, if any.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Ratios to average net assets:***
Net investment income (loss)	(8.5)%	(8.1)%	(8.8)%	(8.4)%
Allocation to Special Limited Partner	—%	—%	—%	—%

Net investment income (loss) before allocation to Special Limited Partner****	(8.5)%	(8.1)%	(8.8)%	(8.4)%

Operating expenses	8.5%	8.1%	8.8%	8.4%
Allocation to Special Limited Partner	—%	—%	—%	—%

Total expenses	8.5%	8.1%	8.8%	8.4%

Total return:
Total return before allocation to Special Limited Partner	1.9%	(0.9)%	0.9%	(6.3)%
Allocation to Special Limited Partner	—%	—%	—%	—%

Total return after allocation to Special Limited Partner	1.9%	(0.9)%	0.9%	(6.3)%

***	Annualized (except for allocation to Special Limited Partner, if applicable).
****	Interest income allocated from the Master less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Fairfield Futures Fund L.P. II

Notes to Financial Statements

September 30, 2013

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net realized and unrealized gains (losses) *	$56.15	$14.57	$101.47	$(8.24)
Interest Income	0.06	0.19	0.30	0.47
Expenses **	(0.34)	(0.35)	(1.16)	(0.77)

Increase (decrease) for the period	55.87	14.41	100.61	(8.54)
Distribution of interest income to feeder funds	(0.06)	(0.19)	(0.30)	(0.47)
Net asset value per unit, beginning of period	1,420.28	1,431.83	1,375.78	1,455.06

Net asset value per unit, end of period	$1,476.09	$1,446.05	$1,476.09	$1,446.05

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Ratios to Average Net Assets:***
Net investment income (loss) ****	(0.3)%	(0.3)%	(0.4)%	(0.4)%

Operating expense	0.3%	0.3%	0.4%	0.4%

Total return	3.9%	1.0%	7.3%	(0.6)%

***	Annualized.

****	Interest income less total expenses.

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

During the second quarter of 2013, the Master entered into a foreign exchange brokerage account agreement and a futures brokerage account agreement with MS&Co., a registered futures commission merchant. The Master commenced foreign exchange trading through an account at MS&Co. on or about May 1, 2013. The Master commenced futures trading through an account at MS&Co. on or about June 17, 2013. Effective August 2, 2013, the Partnership entered into a futures brokerage account agreement with MS&Co. and began transferring the brokerage account of the Partnership from CGM to MS&Co. The Partnership, through its investment in the Master, will pay MS&Co. trading fees for the clearing and, where applicable, execution of transactions. See Part II, Item 5 for additional information.

The customer agreements between the Partnership and CGM, the Master and CGM, the Partnership and MS&Co. and the Master and MS&Co., give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and on open forward contracts on the Statements of Financial Condition, as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet,” have been met.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions.

All trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”) are borne by the Master.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the three months ended September 30, 2013 and 2012 were 4,436 and 7,796, respectively. The monthly average number of futures contracts traded during the nine months ended September 30, 2013 and 2012 were 5,265 and 8,881, respectively. The monthly average number of metals forward contracts traded during the three months ended September 30, 2013 and 2012 were 824 and 704, respectively. The monthly average number of metals forward contracts traded during the nine months ended September 30, 2013 and 2012 were 692 and 529, respectively. The monthly average notional values of currency forward contracts during the three months ended September 30, 2013 and 2012 were $179,219,191 and $593,763,477, respectively. The monthly average notional value of currency forward contracts during the nine months ended September 30, 2013 and 2012 were $375,909,412 and $1,000,564,840, respectively.

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

The following table summarizes the valuation of the Master’s investments as of September 30, 2013 and December 31, 2012, respectively.

September 30, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$1,227,151	$(1,781,736)	$(554,585)
Forwards	1,478,119	(43,745)	1,434,374

Total Assets	$2,705,270	$(1,825,481)	$879,789

Liabilities
Futures	$1,362,705	$(991,313)	$371,392
Forwards	161,766	(412,077)	(250,311)

Total Liabilities	$1,524,471	$(1,403,390)	$121,081

Total net unrealized depreciation on open futures contracts			$(183,193)
Total net unrealized appreciation on open forward contracts			$1,184,063

Net fair value			$1,000,870

December 31, 2012	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$3,173,760	$(933,872)	$2,239,888
Forwards	522,081	(1,131,211)	(609,130)

Total Assets	$3,695,841	$(2,065,083)	$1,630,758

Liabilities
Futures	$523,405	$(857,849)	$(334,444)
Forwards	787,469	(491,785)	295,684

Total Liabilities	$1,310,874	$(1,349,634)	$(38,760)

Total net unrealized appreciation on open futures contracts			$1,905,444
Total net unrealized depreciation on open forward contracts			$(313,446)

Net fair value			$1,591,998

Fairfield Futures Fund L.P. II

Notes to Financial Statements

September 30, 2013

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of September 30, 2013 and December 31, 2012.

September 30, 2013
Assets
Futures Contracts
Currencies	$200,259
Energy	173,906
Grains	743,849
Indices	259,443
Interest Rates U.S.	344,809
Interest Rates Non-U.S.	459,392
Metals	51,108
Softs	357,091

Total unrealized appreciation on open futures contracts	$2,589,857

Liabilities
Futures Contracts
Currencies	$(1,088)
Energy	(1,168,125)
Grains	(113,841)
Indices	(540,631)
Interest Rates U.S.	(326,642)
Interest Rates Non-U.S.	(422,246)
Metals	(2,002)
Softs	(198,475)

Total unrealized depreciation on open futures contracts	$(2,773,050)

Net unrealized depreciation on open futures contracts	$(183,193)*

Assets
Forward Contracts
Currencies	$1,518,108
Metals	121,777

Total unrealized appreciation on open forward contracts	$1,639,885

Liabilities
Forward Contracts
Currencies	$(222,683)
Metals	(233,139)

Total unrealized depreciation on open forward contracts	$(455,822)

Net unrealized appreciation on open forward contracts	$1,184,063 **

*	This amount is in “Net unrealized depreciation on open futures contracts” on the Master’s Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” on the Master’s Statements of Financial Condition.

Fairfield Futures Fund L.P. II

Notes to Financial Statements

September 30, 2013

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

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Sector	2013	2012	2013	2012
Currencies	$775,519	$(573,108)	$(2,228,573)	$(5,657,460)
Energy	(1,011,405)	(579,028)	(4,701,451)	(85,346)
Grains	687,576	1,420,414	1,157,578	645,373
Indices	2,569,530	2,689,044	11,833,218	3,463,601
Interest Rates U.S.	80,165	899,315	(2,211,845)	331,793
Interest Rates Non-U.S.	998,997	1,190,164	(1,743,542)	6,696,007
Livestock	0	(64,623)	0	(129,452)
Metals	(1,751,711)	(2,786,887)	3,044,701	(3,859,339)
Softs	(94,001)	(670,327)	875,092	(838,907)

Total	$2,254,670 ***	$1,524,964 ***	$6,025,178 ***	$566,270 ***

***	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Fairfield Futures Fund L.P. II

Notes to Financial Statements

September 30, 2013

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

On October 1, 2012, the Financial Accounting Standards Board (“FASB”) issued ASU 2012-04, “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to ASC 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820. The amendments are effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Partnership’s financial statements.

The Partnership values its investment in the Master with no rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2013 and December 31, 2012, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2013 and for the year ended December 31, 2012, there were no transfers of assets and liabilities between Level 1 and Level 2.

	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investment in Master	$10,445,182	$—	$10,445,182	$—

Net fair value	$10,445,182	$—	$10,445,182	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investment in Master	$12,768,525	$—	$12,768,525	$—

Net fair value	$12,768,525	$—	$12,768,525	$—

Fairfield Futures Fund L.P. II

Notes to Financial Statements

September 30, 2013

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

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended September 30, 2013 and December 31, 2012, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During nine months ended September 30, 2013 and for the year ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	September 30, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$2,589,857	$2,589,857	$—	$—
Forwards	1,639,885	121,777	1,518,108	—

Total assets	$4,229,742	$2,711,634	$1,518,108	$—

Liabilities
Futures	$2,773,050	$2,773,050	$—	$—
Forwards	455,822	233,139	222,683	—

Total liabilities	3,228,872	3,006,189	222,683	—

Net Fair value	$1,000,870	$(294,555)	$1,295,425	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$3,697,165	$3,697,165	$—	$—
Forwards	1,309,550	81,127	1,228,423	—

Total assets	$5,006,715	$3,778,292	$1,228,423	$—

Liabilities
Futures	$1,791,721	$1,791,721	$—	$—
Forwards	1,622,996	521,989	1,101,007	—

Total liabilities	3,414,717	2,313,710	1,101,007	—

Net Fair value	$1,591,998	$1,464,582	$127,416	$—

Fairfield Futures Fund L.P. II

Notes to Financial Statements

September 30, 2013

(Unaudited)

5.    Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized, forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot be accurately predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. OTC contracts are negotiated between contracting parties and include swaps and certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 24.5% to 46.9% of the Partnership’s/Master contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master had credit risk and concentration risk during the reporting period, as CGM and/or MS&Co. or their affiliates were the counterparties or brokers with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM and/or MS&Co, the Partnership’s/Master’s counterparty is an exchange or clearing organization. The Partnership/Master continue to be subject to such risks.

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

September 30, 2013

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

The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2013 and December 31, 2012, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2013 and for the year ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended September 30, 2013 and December 31, 2012, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2013 and for the year ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master on each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

Fairfield Futures Fund L.P. II

Notes to Financial Statements

September 30, 2013

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

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Master on each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and changes in net unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2010 through 2012 tax years remain subject to examination by U.S. federal and most state tax authorities. Management does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and has determined that, other than as referred in Note 3, there were no subsequent events requiring adjustment of or disclosure in the financial statements.

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in its trading accounts consisting of cash, cash margin, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2013.

The Partnership’s capital consists of capital contributions of the partners, as increased or decreased by income(loss) from investment in the Master on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2013, Partnership capital decreased 28.2% from $12,637,042 to $9,069,383. This decrease was attributable to the redemptions of 5,098.9100 Redeemable Units totaling $3,806,968, which was partially offset by net income of $239,309. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of units and distribution of profits, if any.

For the nine months ended September 30, 2013, the Master’s capital decreased 31.7% from $84,936,051 to $58,028,126. This decrease was attributable to the redemptions of 28,091.1935 units totaling $40,792,998 and distribution of interest income to feeder funds totaling $13,977, which was partially offset with the net income from operations of $5,836,772 and subscriptions of 5,666.7476 units totaling $8,062,278. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2013, the net asset value per unit increased 1.9% from $708.94 to $722.28 as compared to a decrease of 0.9% in the third quarter of 2012. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the third quarter of 2013 of $409,666. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, grains, indices, U.S. and non-U.S. interest rates and were partially offset by losses in energy, metals and softs. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the third quarter of 2012 of $199,324. Gains were primarily attributable to the Master’s trading of commodity futures in grains, indices, U.S. and non-U.S. interest rates and were partially offset by losses in currencies, energy, livestock, metals and softs.

The most significant gains were achieved within the global stock index markets during July and September from long positions in U.S., European and Asian equity index futures as prices advanced on signs of a strengthening global economy and after U.S. Federal Reserve Chairman Ben Bernanke said that the central bank would not taper its asset purchase program as early as investors previously expected. Within the global interest rate sector, gains were recorded primarily during August due to short positions in European and U.K. bond futures as prices declined as signs that the global economy was improving lessened demand for the euro region’s “safest” fixed income assets. Additional gains were recorded in the currency sector during September due to long positions in the British pound, euro and Swiss franc as the value of these European currencies advanced relative to the U.S. dollar after an unexpected drop in the region’s unemployment rate. Within the agricultural markets, gains were recorded in August due to long positions in soybean futures as prices moved higher over concern that persistent hot, dry weather in the Midwest would threaten crop yields in the U.S. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the metals sector during August primarily due to short positions in gold and silver futures as prices increased as political tension over Syria increased demand for the precious metals as a store of value. Additional losses were recorded from short positions in copper futures as prices advanced on signs of increased Chinese demand for the industrial metal. Within the energy markets, losses were experienced in September due to long futures positions in crude oil and its related products as prices declined over concern that a potential shutdown of the U.S. government would reduce demand from the world’s largest oil consuming country.

During the Partnership’s nine months ended September 30, 2013, the net asset value per unit increased 0.9% from $715.76 to $722.28 as compared to a decrease of 6.3% for the nine months ended September 30, 2012. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the nine months ended September 30, 2013 of $1,006,607. Gains were primarily attributable to the Master’s trading of commodity futures in grains, indices, metals and softs and were partially offset by losses in currencies, energy, U.S. and non-U.S. interest rates. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the nine months ended September 30, 2012 of $77,926. Gains were primarily attributable to the Master’s trading of commodity futures in grains, indices, U.S. and non-U.S. interest rates and were partially offset by losses in currencies, energy, livestock, metals and softs.

The most significant trading gains were recorded within the global stock index markets during January from long positions in U.S and Asian stock index futures as prices increased significantly amid positive economic sentiment following the resolution to the U.S. ‘fiscal cliff’ crisis and as Japan’s Prime Minister voiced his commitment to the devaluation of the yen.. Additional gains in the sector were recorded in July from long positions in European and U.S. equity index futures as prices advanced following the U.S. Federal Reserve’s decision to delay curtailing of the central bank’s bond buying program. Within the metals markets, gains were recorded from short futures positions in gold and silver as prices of the precious metals declined during April and June on decreased investor demand. Additional gains in the sector were recorded during April from short positions in copper futures as prices fell on reports during the month of a weakening of the Chinese economy. Within the agricultural markets, gains were recorded during May primarily due to long positions in soybean futures as prices advanced amid planting delays in the U.S. and sustained demand from China. Additional gains were achieved during August from long soybean futures positions as prices moved higher over concern that persistent hot, dry weather in the Midwest would threaten U.S. crop yields. The Partnership’s trading gains for the first nine months of the year were partially offset by trading losses incurred within the global interest rate sector in May from long positions in U.S. and European fixed income futures as prices declined following positive U.S. employment reports, a rise in German economic sentiment, and as Federal Reserve Chairman Bernanke indicated that the U.S. central bank would taper its monetary stimulus program. Additional losses were recorded in June from long positions in U.S., European, and Asian bond futures as prices declined on speculation that central banks across Europe, the U.S., and Japan would curtail their asset purchase programs. Within the energy sector, losses were from long futures positions in crude oil and its related products during September as prices declined over concern that the potential government shutdown would reduce the nation’s energy consumption. Additional losses were recorded in February from long positions in crude oil and gasoline futures as prices fell on weakening global demand. Within the currency markets, losses were incurred primarily during May from long positions in the Australian dollar and New Zealand dollar versus the U.S. dollar as the relative value of these Pacific Rim currencies declined following an interest rate cut by the Australian central bank.

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

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master, was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM or MS&Co, as applicable, based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income allocated from the Master for the three and nine months ended September 30, 2013 decreased by $1,483 and $2,673, respectively, as compared to the corresponding periods in 2012. The decrease in interest income is primarily due to lower average daily equity and lower U.S. Treasury bill rates for the Partnership during the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends upon the average daily equity in the Partnership’s/Master’s account and upon interest rates over which the Partnership, the Master, CGM and MS&Co. have no control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Brokerage fees for the three and nine months ended September 30, 2013 decreased by $54,032 and $168,610, respectively, as compared to the corresponding periods in 2012. The decrease in brokerage fees is due to lower average net assets during the three and nine months ended September 30, 2013 as compared to the corresponding periods in 2012.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2013 decreased by $23,954 and $74,749, respectively, as compared to the corresponding periods in 2012. The decrease in management fees is due to lower average net assets during the three and nine months ended September 30, 2013 as compared to the corresponding periods in 2012.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Administrative fees for the three and nine months ended September 30, 2013 decreased by $5,988 and $18,688, respectively, as compared to the corresponding periods in 2012. The decrease in administrative fees is due to lower average net assets during the three and nine months ended September 30, 2013 as compared to the corresponding periods in 2012.

Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no profit share allocations earned for the three and nine months ended September 30, 2013 and 2012. The Advisor will not be allocated a profit share until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Exchange margin requirements have been used by the Master as the measure of its Value at Risk. Margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term-one-day price fluctuation.

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2013 and December 31, 2012, and the highest, lowest and average values during the three months ended September 30, 2013 and the twelve months ended December 31, 2012. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012.

As of September 30, 2013, the Master’s total capitalization was $58,028,126 and the Partnership owned approximately 18.0% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of September 30, 2013 was as follows:

September 30, 2013

			Three Months Ended September 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,052,535	5.26%	$5,177,696	$2,692,964	$3,801,057
Energy	1,176,296	2.03%	1,447,490	398,490	1,229,839
Grains	710,115	1.22%	746,819	572,004	674,852
Indices	3,804,492	6.56%	3,867,614	1,786,311	3,501,816
Interest Rates U.S.	314,881	0.54%	500,125	219,252	393,014
Interest Rates Non-U.S.	764,522	1.32%	1,574,911	449,052	1,088,807
Metals	1,112,794	1.92%	1,979,210	756,560	1,193,904
Softs	441,646	0.76%	449,032	345,785	436,466

Total	$11,377,281	19.61%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which MS&Co. or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley (“MS”), a Delaware holding company. MS files periodic reports with the Securities and Exchange Commission as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning MS and its subsidiaries, including MS&Co. As a consolidated subsidiary of MS, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of MS’s SEC 10-K filings for 2012, 2011, 2010, 2009, and 2008.

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

MS&Co. is a Delaware corporation with its main business office located at 1585 Broadway, New York, New York 10036. Among other registrations and memberships, MS&Co is registered as a futures commission merchant and is a member of the National Futures Association.

There have been no material administrative, civil or criminal actions within the past five years against MS&Co. or any of its individual principals and no such actions are currently pending, except as follows.

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

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the Commodity Futures Trading Commission (the “CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act of 1933, as amended, and overruled defendants’ demurrers with respect to all other claims. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $326 million, and the certificates had incurred actual losses of approximately $4 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $326 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff’s affiliates’ clients by MS&Co. in the two matters was approximately $263 million. Plaintiff filed amended complaints on October 14, 2011, which raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff’s purchase of such certificates. Defendants’ motions to dismiss the amended complaints, with respect to plaintiff’s standing to bring suit and for failure to state a claim upon which relief can be granted were denied in March and October 2012, respectively. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $105 million, and the certificates had incurred actual losses of approximately $109 million. Based on currently available information, MS&Co. believes it could incur a loss for these actions of up to the difference between the $105 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied MS&Co.’s motion to dismiss the complaint and on March 21, 2011, MS&Co. appealed that order. On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, MS&Co. believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. The defendants’ motion to dismiss the amended complaint was denied on September 19, 2012. MS&Co. filed its answer on December 21, 2012. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $98 million and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $98 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, MS&Co. filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date in May 2015. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $119 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $119 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including MS&Co. A complaint against MS&Co. and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the United States District Court for the Southern District of New York. On July 13, 2012, MS& Co. filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $2.8 billion, and the certificates had incurred actual losses of approximately $68 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $2.8 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $758 million. The amended complaint raises common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On September 21, 2012, MS&Co. filed a motion to dismiss the amended complaint, which was granted in part and denied in part on July 16, 2013. Defendants filed a notice of appeal of that decision on August 16, 2013. Following that decision, the total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $656 million. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates remaining at issue in this case was approximately $324 million, and the certificates incurred actual losses of approximately $35 million. Based on currently available information, MS&Co. believes it could incur a loss up to the difference between the $324 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, defendants’ motion to dismiss was denied. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $663 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $663 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, MS&Co., as a major futures commission merchant and broker-dealer, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of MS&Co. MS&Co. may establish reserves from time to time in connections with such actions.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 – July 31, 2013	357.8900	$ 717.74	N/A	N/A
August 1, 2013 – August 31, 2013	462.2870	$ 698.77	N/A	N/A
September 1, 2013 – September 30, 2013	1,941.4120	$ 722.28	N/A	N/A
	2,761.5890	$ 717.76	N/A	N/A

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

Effective October 1, 2013, the Partnership ceased paying a brokerage fee to CGM. Also effective October 1, 2013, the Partnership entered into a selling agreement with Morgan Stanley Smith Barney LLC (d/b/a Morgan Stanley Wealth Management). Pursuant to the selling agreement, Morgan Stanley Wealth Management will receive a monthly selling agent fee equal to 9/24 of 1% (4.5% per year) of the Partnership’s month-end net assets. The selling agent fee received by Morgan Stanley Wealth Management will be shared with the properly registered/licensed financial advisers of Morgan Stanley Wealth Management who have sold redeemable units in the Partnership.

Item 6.	Exhibits

3.1	Limited Partnership Agreement (filed as Exhibit 3.1 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).

3.2	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York (filed as Exhibit 3.1 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).

(a)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.2A to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2B to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.2(d) to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(f)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 7, 2013 (filed as Exhibit 3.2(f) to the quarterly report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

10.1(a)	Customer Agreement between the Partnership and CGM (filed as Exhibit 10.2 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).

(b)	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective August 2, 2013 (filed herewith).

10.2	Escrow Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).

10.3(a)	Agency Agreement among the Partnership, the General Partner and CGM (filed as Exhibit 10.3 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).

(b)	Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2013 (filed herewith).

10.4	Management Agreement among the Partnership, the General Partner and Graham (filed as Exhibit 10.1 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).

(a)	Letter extending the Management Agreement between the General Partner and Graham for from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.4(a) to the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

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

FAIRFIELD FUTURES FUND L.P. II

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Alper Daglioglu
Alper Daglioglu President and Director

Date: November 14, 2013

By:	/s/ Alice Lonero
Alice Lonero Chief Financial Officer (Principal Accounting Officer)

Date: November 14, 2013