Form 10-Q
period 2014-03-31
FAIRFIELD FUTURES FUND LP II
filed 2014-05-14
CIK 1276262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes       No X

As of April 30, 2014, 11,034.2461 Limited Partnership Redeemable Units were outstanding.

FAIRFIELD FUTURES FUND L.P. II

FORM 10-Q

PART I

Item 1. Financial Statements

Fairfield Futures Fund L.P. II

Statements of Financial Condition

	(Unaudited) March 31, 2014	December 31, 2013
Assets:
Investment in Master, at fair value	$7,927,910	$9,272,030
Cash	183,427	161,963

Total assets	$8,111,337	$9,433,993

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$30,418	$35,377
Management fees	13,308	15,540
Administrative fees	3,327	3,885
Other	95,835	74,372
Redemptions payable	90,872	213,837

Total liabilities	233,760	343,011

Partners’ Capital:
General Partner, 202.6400 unit equivalents outstanding at March 31, 2014 and December 31, 2013	139,801	159,178
Special Limited Partner, 442.4015 units outstanding at March 31, 2014 and December 31, 2013	305,211	347,515
Limited Partners, 10,773.4366 and 10,928.1356 Redeemable Units outstanding at March 31, 2014 and December 31, 2013, respectively	7,432,565	8,584,289

Total partners’ capital	7,877,577	9,090,982

Total liabilities and partners’ capital	$8,111,337	$9,433,993

Net asset value per unit	$689.90	$785.52

See accompanying notes to financial statements.

Fairfield Futures Fund L.P. II

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Investment Income:
Interest income allocated from Master	$511	$1,541

Expenses:
Expenses allocated from Master	12,621	14,631
Ongoing selling agent fees	93,786	149,751
Management fees	41,082	65,781
Administrative fees	10,271	16,445
Other	21,463	36,943

Total expenses	179,223	283,551

Net investment income (loss)	(178,712)	(282,010)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	$(491,673)	$1,353,171
Change in net unrealized gains (losses) on open contracts allocated from Master	(435,717)	1,075

Total trading results allocated from Master	(927,390)	1,354,246

Net income (loss)	(1,106,102)	1,072,236
Redemptions — Limited Partners	(107,303)	(1,074,569)

Net increase (decrease) in Partners’ Capital	(1,213,405)	(2,333)
Partners’ Capital, beginning of period	9,090,982	12,637,042

Partners’ Capital, end of period	$7,877,577	$12,634,709

Net asset value per unit (11,418.4781 and 16,255.1211 units outstanding at March 31, 2014 and 2013, respectively)	$689.90	$777.28

Net income (loss) per unit*	$(95.62)	$61.52

Weighted average units outstanding	11,565.5164	17,479.1228

*Based on change in net asset value per unit.

See accompanying notes to financial statements.

Fairfield Futures Fund L.P. II

Notes to Financial Statements

March 31, 2014

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of March 31, 2014, all trading decisions for the Partnership are made by Graham Capital Management, L.P. (the “Advisor”).

On June 1, 2006, the Partnership allocated substantially all of its capital to the Master, a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 74,569.3761 units of the Master with cash equal to $75,688,021. The Master was formed in order to permit accounts managed by the Advisor using the K4D-15V Program, the Advisor’s proprietary, systematic trading program, to invest together in one trading vehicle. In addition, the Advisor is a special limited partner of the Partnership (in its capacity as special limited partner, the “Special Limited Partner”). The General Partner is also the general partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

During the three months ended March 31, 2014, the Partnership’s/Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”). During the prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2014.

During the second quarter of 2013, the Master entered into a foreign exchange brokerage account agreement with MS&Co., a registered futures commission merchant. During the second quarter of 2013, the Master also entered into a futures brokerage account agreement with MS&Co. The Master commenced foreign exchange trading through accounts at MS&Co. on or about May 1, 2013 and the Master commenced futures trading through an account at MS&Co. on or about June 17, 2013. Effective August 2, 2013, the Partnership entered into a futures brokerage account agreement with MS&Co. and began transferring the brokerage account of the Partnership from CGM to MS&Co. The Partnership, through its investment in the Master, will pay MS&Co. trading fees for the clearing and, where applicable, execution of transactions.

Effective October 1, 2013, the Partnership ceased paying a brokerage fee to CGM. Also effective October 1, 2013, the Partnership entered into a selling agreement with Morgan Stanley Smith Barney LLC (d/b/a Morgan Stanley Wealth Management). Pursuant to the selling agreement, Morgan Stanley Wealth Management received a selling agent fee equal to 9/24 of 1% (4.5% per year) of the Partnership’s month-end net assets. The selling agent fee received by Morgan Stanley Wealth Management will be shared with the properly registered/licensed financial advisers of Morgan Stanley Wealth Management who sold redeemable units in the Partnership.

Effective April 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 4.5% to an annual rate of 2.5%.

Also effective April 1, 2014, the management fee paid to the Advisor was reduced from 2.0% per year to 1.75% per year.

Certain prior period amounts have been reclassified to conform to current period presentation. Amounts reported on the Statements of Income and Expenses and Changes in Partners’ Capital as ongoing selling agent fees were previously presented as brokerage fees.

At March 31, 2014, the Partnership owned approximately 16.0% of the Master. At December 31, 2013, the Partnership owned approximately 15.5% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. During the three months ended March 31, 2014, the Master engaged in such trading through a commodity brokerage account maintained with MS&Co. During prior periods covered in this report, the Master engaged in such trading through commodity brokerage accounts maintained with CGM. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

The General Partner and each limited partner share in the profits and losses of the Partnership, after the allocation to the Special Limited Partner, in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions and losses, if any.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2014 and December 31, 2013, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2014 and

Fairfield Futures Fund L.P. II

Notes to Financial Statements

March 31, 2014

(Unaudited)

2013. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2013.

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

Fairfield Futures Fund L.P. II

Notes to Financial Statements

March 31, 2014

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2014 and December 31, 2013 and Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2014 and 2013 are presented below:

CMF Graham Capital Master Fund L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2014	December 31, 2013

Assets:
Equity in trading account:
Cash	$39,187,033	$42,710,411
Cash margin	10,601,322	14,573,336
Net unrealized appreciation on open futures contracts	132,486	2,261,805
Net unrealized appreciation on open forward contracts	—	403,240

Total assets	$49,920,841	$59,948,792

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$196,694	$—
Accrued expenses:
Clearing fees due to MS&Co.	3,329	4,171
Professional fees	68,688	25,181
Redemptions payable	—	2,967,584

Total liabilities	268,711	2,996,936

Partners’ Capital:
General Partner, 0.0000 unit equivalents at March 31, 2014 and December 31, 2013	—	—
Limited Partners, 33,843.7296 and 34,746.3392 Redeemable Units outstanding at March 31, 2014 and December 31, 2013, respectively	49,652,130	56,951,856

Total liabilities and partners’ capital	$49,920,841	$59,948,792

Net asset value per unit	$1,467.10	$1,639.08

Fairfield Futures Fund L.P. II

Notes to Financial Statements

March 31, 2014

(Unaudited)

CMF Graham Capital Master Fund L.P.

Condensed Schedule of Investments

March 31, 2014

(Unaudited)

	Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	14	$3,079	0.01%
Energy	90	(105,443)	(0.21)
Grains	130	596,440	1.20
Indices	393	105,961	0.21
Interest Rates U.S.	520	(8,590)	(0.02)
Interest Rates Non-U.S.	809	23,970	0.05
Metals	7	(20,901)	(0.04)
Softs	67	40,006	0.08

Total futures contracts purchased		634,522	1.28

Futures Contracts Sold
Currencies	105	(32,756)	(0.06)
Energy	10	1,697	0.00 *
Grains	117	(395,537)	(0.80)
Indices	84	(130,415)	(0.26)
Interest Rates U.S.	161	983	0.00 *
Interest Rates Non-U.S.	354	35,306	0.07
Metals	23	15,745	0.03
Softs	54	2,941	0.01

Total futures contracts sold		(502,036)	(1.01)

Net unrealized appreciation on open futures contracts		132,486	0.27

Unrealized Appreciation on Open Forward Contracts
Currencies	$40,819,509	409,447	0.82
Metals	107	462,147	0.93

Total unrealized appreciation on open forward contracts		871,594	1.75

Unrealized Depreciation on Open Forward Contracts
Currencies	$75,924,091	(617,481)	(1.24)
Metals	137	(450,807)	(0.91)

Total unrealized depreciation on open forward contracts		(1,068,288)	(2.15)

Net unrealized depreciation on open forward contracts		(196,694)	(0.40)%

Net fair value		$(64,208)	(0.13)%

*	Due to rounding.

Fairfield Futures Fund L.P. II

Notes to Financial Statements

March 31, 2014

(Unaudited)

CMF Graham Capital Master Fund L.P.

Condensed Schedule of Investments

December 31, 2013

	Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	19	$16,650	0.03%
Energy	164	(162,395)	(0.29)
Grains	112	89,725	0.16
Indices	661	1,840,293	3.23
Interest Rates U.S.	820	(271,853)	(0.48)
Interest Rates Non-U.S.	425	(336,167)	(0.59)
Softs	59	(2,369)	0.00 *

Total futures contracts purchased		1,173,884	2.06

Futures Contracts Sold
Currencies	138	13,198	0.02
Energy	116	(77,221)	(0.14)
Grains	336	544,677	0.96
Indices	111	(164,608)	(0.29)
Interest Rates U.S.	480	229,901	0.40
Interest Rates Non-U.S.	553	151,062	0.27
Metals	111	362,560	0.64
Softs	150	28,352	0.05

Total futures contracts sold		1,087,921	1.91

Net unrealized appreciation on open futures contracts		2,261,805	3.97

Unrealized Appreciation on Open Forward Contracts
Currencies	$87,016,625	995,341	1.75
Metals	140	233,499	0.41

Total unrealized appreciation on open forward contracts		1,228,840	2.16

Unrealized Depreciation on Open Forward Contracts
Currencies	$56,594,437	(233,394)	(0.41)
Metals	215	(592,206)	(1.04)

Total unrealized depreciation on open forward contracts		(825,600)	(1.45)

Net unrealized appreciation on open forward contracts		403,240	0.71

Net fair value		$2,665,045	4.68%

*	Due to rounding.

Fairfield Futures Fund L.P. II

Notes to Financial Statements

March 31, 2014

(Unaudited)

CMF Graham Capital Master Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Investment Income:
Interest income	$3,342	$8,574

Expenses:
Clearing fees	35,517	60,183
Professional fees	43,507	21,284

Total expenses	79,024	81,467

Net investment income (loss)	(75,682)	(72,893)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(3,078,037)	7,400,201
Change in net unrealized gains (losses) on open contracts	(2,729,253)	135,357

Total trading results	(5,807,290)	7,535,558

Net income (loss)	(5,882,972)	7,462,665
Subscriptions - Limited Partners	—	5,079,778
Redemptions - Limited Partners	(1,413,412)	(24,763,832)
Distribution of interest income to feeder funds	(3,342)	(8,574)

Net increase (decrease) in Partners’ capital	(7,299,726)	(12,229,963)
Partners’ Capital, beginning of period	56,951,856	84,936,051

Partners’ Capital, end of period	$49,652,130	$72,706,088

Net asset value per unit (33,843.7296 and 47,651.2209 units outstanding at March 31, 2014 and 2013, respectively)	$1,467.10	$1,521.80

Net income (loss) per unit*	$(171.89)	$150.18

Weighted average units outstanding	34,411.6503	55,947.1484

*Based on change in net asset value per unit before distribution of interest income to feeder funds.

Fairfield Futures Fund L.P. II

Notes to Financial Statements

March 31, 2014

(Unaudited)

2.    Financial Highlights:

Changes in the net asset value per unit for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
Net realized and unrealized gains (losses) *	$(88.77)	$68.47
Interest income allocated from Master	0.05	0.09
Expenses **	(6.90)	(7.04)

Increase (decrease) for the period	(95.62)	61.52
Net asset value per unit, beginning of period	785.52	715.76

Net asset value per unit, end of period	$689.90	$777.28

*	Includes ongoing selling agent fees and clearing fees allocated from the Master.

**	Excludes ongoing selling agent fees and clearing fees allocated from the Master and includes allocation to Special Limited Partner in the three months ended March 31, 2014 and 2013, if any.

	Three Months Ended March 31,
	2014	2013
Ratios to average net assets:***
Net investment income (loss)	(8.6)%	(9.0)%
Allocation to Special Limited Partner	—%	—%

Net investment income (loss) before allocation to Special Limited Partner****	(8.6)%	(9.0)%

Operating expenses	8.7%	9.0%
Allocation to Special Limited Partner	—%	—%

Total expenses	8.7%	9.0%

Total return:
Total return before allocation to Special Limited Partner	(12.2)%	8.6%
Allocation to Special Limited Partner	—%	—%

Total return after allocation to Special Limited Partner	(12.2)%	8.6%

***	Annualized (except for allocation to Special Limited Partner, if applicable).
****	Interest income allocated from the Master less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Fairfield Futures Fund L.P. II

Notes to Financial Statements

March 31, 2014

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended March 31,
	2014	2013

Net realized and unrealized gains (losses) *	$(170.69)	$150.44
Interest Income	0.09	0.16
Expenses **	(1.29)	(0.42)

Increase (decrease) for the period	(171.89)	150.18
Distribution of interest income to feeder funds	(0.09)	(0.16)
Net asset value per unit, beginning of period	1,639.08	1,375.78

Net asset value per unit, end of period	$1,467.10	$1,525.80

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended March 31,
	2014	2013
Ratios to Average Net Assets:***
Net investment income (loss) ****	(0.6)%	(0.4)%

Operating expense	0.6%	0.4%

Total return	(10.5)%	10.9%

***	Annualized.

****	Interest income less total expenses.

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

The customer agreement among the Partnership, MS&Co. and the Master gives, and the customer agreement between CGM and the Partnership and the customer agreement between CGM and the Master each gave, the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and on open forward contracts on the Statements of Financial Condition, as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet,” have been met.

Brokerage fees previously paid to CGM were calculated as a percentage of the Partnership’s adjusted net asset value as of the last day of each month and were affected by trading performance and redemptions.

Trading and transaction fees are based on the number of trades executed by the Advisor for the Partnership.

All trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “clearing fees”) are borne by the Master and allocated to its limited partners, including the Partnership.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the three months ended March 31, 2014 and 2013 were 3,559 and 6,192, respectively. The monthly average number of metals forward contracts traded during the three months ended March 31, 2014 and 2013 were 439 and 530, respectively. The monthly average notional values of currency forward contracts during the three months ended March 31, 2014 and 2013 were $209,822,400 and $442,681,860, respectively.

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

The following table summarizes the valuation of the Master’s investments as of March 31, 2014 and December 31, 2013, respectively.

March 31, 2014	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$1,299,412	$(1,166,926)	$132,486
Forwards	871,594	(871,594)	—

Total assets	$2,171,006	$(2,038,520)	$132,486

Liabilities
Futures	$(1,166,926)	$1,166,926	$—
Forwards	(1,068,288)	871,594	(196,694)

Total liabilities	$(2,235,214)	$2,038,520	$(196,694)

Net fair value			$(64,208)

December 31, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
Assets
Futures	$3,528,729	$(1,266,924)	$2,261,805
Forwards	1,228,840	(825,600)	403,240

Total assets	$4,757,569	$(2,092,524)	$2,665,045

Liabilities
Futures	$(1,266,924)	$1,266,924	$—
Forwards	(825,600)	825,600	—

Total liabilities	$(2,092,524)	$2,092,524	$—

Net fair value			$2,665,045

Fairfield Futures Fund L.P. II

Notes to Financial Statements

March 31, 2014

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of March 31, 2014 and December 31, 2013.

March 31, 2014
Assets
Futures Contracts
Currencies	$9,681
Energy	10,908
Grains	632,245
Indices	311,021
Interest Rates U.S.	121,029
Interest Rates Non-U.S.	155,471
Metals	16,010
Softs	43,047

Total unrealized appreciation on open futures contracts	$1,299,412

Liabilities
Futures Contracts
Currencies	$(39,358)
Energy	(114,654)
Grains	(431,342)
Indices	(335,475)
Interest Rates U.S.	(128,636)
Interest Rates Non-U.S.	(96,195)
Metals	(21,166)
Softs	(100)

Total unrealized depreciation on open futures contracts	$(1,166,926)

Net unrealized appreciation on open futures contracts	$132,486 *

Assets
Forward Contracts
Currencies	$409,447
Metals	462,147

Total unrealized appreciation on open forward contracts	$871,594

Liabilities
Forward Contracts
Currencies	$(617,481)
Metals	(450,807)

Total unrealized depreciation on open forward contracts	$(1,068,288)

Net unrealized depreciation on open forward contracts	$(196,694)**

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” on the Master’s Statements of Financial Condition.

Fairfield Futures Fund L.P. II

Notes to Financial Statements

March 31, 2014

(Unaudited)

December 31, 2013
Assets
Futures Contracts
Currencies	$41,711
Energy	12,911
Grains	662,980
Indices	1,845,247
Interest Rates U.S.	236,549
Interest Rates Non-U.S.	279,234
Metals	363,334
Softs	86,763

Total unrealized appreciation on open futures contracts	$3,528,729

Liabilities
Futures Contracts
Currencies	$(11,863)
Energy	(252,527)
Grains	(28,578)
Indices	(169,562)
Interest Rates U.S.	(278,501)
Interest Rates Non-U.S.	(464,339)
Metals	(774)
Softs	(60,780)

Total unrealized depreciation on open futures contracts	$(1,266,924)

Net unrealized appreciation on open futures contracts	$2,261,805 *

Assets
Forward Contracts
Currencies	$995,341
Metals	233,499

Total unrealized appreciation on open forward contracts	$1,228,840

Liabilities
Forward Contracts
Currencies	$(233,394)
Metals	(592,206)

Total unrealized depreciation on open forward contracts	$(825,600)

Net unrealized appreciation on open forward contracts	$403,240 **

*	This amount is included in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.
**	This amount is included in “Net unrealized appreciation on open forward contracts” on the Master’s Statements of Financial Condition.

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31, 2014 Gain (loss) from Trading		Three Months Ended March 31, 2013 Gain (loss) from Trading
Sector	2014		2013
Currencies	$537,339		$972,453
Energy	(990,590)		(2,032,890)
Grains	(181,008)		(306,939)
Indices	(2,448,216)		7,478,079
Interest Rates U.S.	(862,664)		(108,751)
Interest Rates Non-U.S.	1,014,547		599,577
Metals	(1,172,932)		501,427
Softs	(1,703,766)		432,602

Total	$(5,807,290	)***	$7,535,558 ***

***	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Fairfield Futures Fund L.P. II

Notes to Financial Statements

March 31, 2014

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

The Partnership values its investment in the Master with no rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2014 and December 31, 2013, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2014 and for the year ended December 31, 2013, there were no transfers of assets and liabilities between Level 1 and Level 2.

	March 31, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investment in Master	$7,927,910	$—	$7,927,910	$—

Net fair value	$7,927,910	$—	$7,927,910	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investment in Master	$9,272,030	$—	$9,272,030	$—

Net fair value	$9,272,030	$—	$9,272,030	$—

Fairfield Futures Fund L.P. II

Notes to Financial Statements

March 31, 2014

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

The Master considers prices for exchange-traded commodity futures, forwards, options and swaps contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2014 and December 31, 2013, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2014 and for the year ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

	March 31, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$1,299,412	$1,299,412	$—	$—
Forwards	871,594	462,147	409,447	—

Total assets	$2,171,006	$1,761,559	$409,447	$—

Liabilities
Futures	$1,166,926	$1,166,926	$—	$—
Forwards	1,068,288	450,807	617,481	—

Total liabilities	2,235,214	1,617,733	617,481	—

Net Fair value	$(64,208)	$143,826	$(208,034)	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets

Futures	$3,528,729	$3,528,729	$—	$—
Forwards	1,228,840	233,499	995,341	—

Total assets	$4,757,569	$3,762,228	$995,341	$—

Liabilities

Futures	$1,266,924	$1,266,924	$—	$—
Forwards	825,600	592,206	233,394	—

Total liabilities	2,092,524	1,859,130	233,394	—

Net Fair value	$2,665,045	$1,903,098	$761,947	$—

Fairfield Futures Fund L.P. II

Notes to Financial Statements

March 31, 2014

(Unaudited)

5.    Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot be accurately predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. OTC contracts are negotiated between contracting parties and include swaps and certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 28.9% to 44.3% of the Partnership’s/Master’s contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master had credit risk and concentration risk during the reporting period and prior periods included in this report, as CGM and/or MS&Co. or their affiliates were the sole counterparties or brokers with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments was reduced to the extent that through CGM or MS&Co., the Partnership’s/Master’s counterparty was an exchange or clearing organization. The Master/Partnership continue to be subject to such risks with respect to MS&Co.

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

March 31, 2014

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

The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended March 31, 2014 and December 31, 2013, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2014 and for the year ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2014 and December 31, 2013, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2014 and for the year ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

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

Fairfield Futures Fund L.P. II

Notes to Financial Statements

March 31, 2014

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

Investment Company Status. Effective January 1, 2014, the Partnership adopted ASU 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. ASU 2013-08 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of this ASU did not have a material impact on the Partnership’s financial statements. Based on management’s assessment, the Partnership has been deemed to be an investment company since inception. It has all of the fundamental characteristics of an investment company. Although the Partnership does not possess all of the typical characteristics of an investment company, its activities are consistent with those of an investment company.

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

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that, other than as referenced in Note 1 of the Financial Statements, there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in its trading accounts consisting of cash, cash margin, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2014.

The Partnership’s capital consists of capital contributions of the partners, as increased or decreased by income(loss) from investment in the Master on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2014, Partnership capital decreased 13.3% from $9,090,982 to $7,877,577. This decrease was attributable to the redemptions of 154.6990 Redeemable Units totaling $107,303, coupled with the net loss from operations of $1,106,102. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of units and distribution of profits, if any.

For the three months ended March 31, 2014, the Master’s capital decreased 12.8% from $56,951,856 to $49,652,130. This decrease was attributable to the redemptions of 902.6096 units totaling $1,413,412 and distribution of interest income to feeder funds totaling $3,342, coupled with the net loss from operations of $5,882,972. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s first quarter of 2014, the net asset value per unit decreased 12.2% from $785.52 to $689.90 as compared to an increase of 8.6% in the first quarter of 2013. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the first quarter of 2014 of $927,390. Losses were primarily attributable to the Master’s trading of commodity futures in energy, grains, indices, metals, softs and U.S. interest rates, and were partially offset by gains in currencies and non-U.S. interest rates. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the first quarter of 2013 of $1,354,246. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, indices, non-U.S. interest rates, metals and softs, and were partially offset by losses in energy, grains and U.S. interest rates.

During the first quarter, the Partnership recorded a loss in Net Asset Value per Unit as trading losses in global stock index, agricultural, metals, and energy futures more than offset trading gains in the currency and global interest rate sectors. The most significant losses were recorded within the global stock index sector during January primarily from long positions in U.S. and Asian equity index futures as prices declined amid growing concern that the global economic recovery is faltering. Additional losses were incurred from long positions in European equity index futures during January after reports showed that German industrial confidence during the previous quarter was lower than forecasts predicted. Losses in this sector were also incurred during March from long positions in European equity index futures as prices declined over concern that the situation in Ukraine would escalate hostilities between the U.S. and Russia. Within the agricultural markets, losses were incurred during January, February and March from short positions in coffee futures as prices advanced sharply as drought conditions in Brazil constricted crop production. Within the metals complex, losses were experienced during February from short positions in silver and gold futures as priced moved higher as increased geo-political tensions and discouraging economic data in the U.S. spurred investor demand for the precious metals. Additional losses in the metals sector were incurred during January from long positions in copper futures as prices declined over concerns that flagging manufacturing production in emerging market countries would reduce demand for the industrial metal. Within the energy markets, losses were experienced primarily during February from short positions in crude oil futures as prices rose after Energy Information Administration data indicated that crude stockpiles declined during January. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the currency markets primarily during February from long positions in the British pound, Swiss franc, and euro versus the U.S. dollar as the relative value of the European currencies strengthened against the dollar. Within the global interest rate sector, gains were recorded during February from long positions in European fixed income futures as prices advanced as slowing euro-area inflation boosted speculation that the European Central Bank will take more measures to stimulate the economy. Additional gains in the this sector were experienced during January from long positions in European fixed income futures as prices advanced amid concerns for stability in many emerging market economies.

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

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master during each month was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month Treasury bills maturing in 30 days or at the monthly average of the 4-week U.S. Treasury bill discount rate. Interest income allocated from the Master for the three months ended March 31, 2014 decreased by $1,030, as compared to the corresponding period in 2013. The decrease in interest income is primarily due to lower U.S. Treasury bill rates as well as lower average daily equity for the Partnership during the three months ended March 31, 2014, as compared to the corresponding period in 2013. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by Partnership during the reporting period depended on the average daily equity in the Partnership’s (or the Partnership’s allocable portion of the Master’s) account and upon interest rates over which the Partnership, the Master and MS&Co. had no control.

Ongoing selling agent fees/brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees/brokerage fees for the three months ended March 31, 2014 decreased by $55,965, as compared to the corresponding period in 2013. This decrease is due to lower average net assets as compared to the corresponding period in 2013.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three months ended March 31, 2014 decreased by $24,699, as compared to the corresponding period in 2013. The decrease in management fees is due to lower average net assets as compared to the corresponding period in 2013.

Administrative fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Administrative fees for the three months ended March 31, 2014 decreased by $6,174, as compared to the corresponding period in 2013. The decrease in administrative fees is due to lower average net assets as compared to the corresponding period in 2013.

Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no profit share allocations earned for the three months ended March 31, 2014 and 2013. The Special Limited Partner will not be allocated a profit share until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2014 and December 31, 2013, and the highest, lowest and average values during the three months ended March 31, 2014 and the twelve months ended December 31, 2013. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013.

As of March 31, 2014, the Master’s total capitalization was $49,652,130 and the Partnership owned approximately 16.0% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of March 31, 2014 was as follows:

March 31, 2014

			Three Months Ended March 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,614,830	9.30%	$5,811,070	$3,004,489	$4,663,562
Energy	298,292	0.60%	1,178,507	266,739	566,092
Grains	291,868	0.59%	710,585	243,600	498,228
Indices	2,367,933	4.77%	3,599,947	2,133,473	2,956,299
Interest Rates U.S.	437,898	0.88%	656,096	375,684	522,428
Interest Rates Non-U.S.	1,412,222	2.84%	1,883,371	1,048,993	1,468,376
Metals	1,105,807	2.23%	2,154,978	667,136	1,304,546
Softs	169,101	0.34%	584,007	169,101	324,150

Total	$10,697,951	21.55%

*    Average month-end Values at Risk.

As of December 31, 2013, the Master’s total capitalization was $56,951,856 and the Partnership owned approximately 15.5% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2013 was as follows:

December 31, 2013

			Twelve Months Ended December 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$5,451,393	9.57%	$6,263,455	$2,692,964	$3,780,586
Energy	918,449	1.61%	1,447,490	398,490	924,600
Grains	707,595	1.24%	746,819	350,474	585,416
Indices	3,480,698	6.11%	5,882,185	1,786,311	4,253,445
Interest Rates U.S.	579,675	1.02%	947,075	219,252	551,160
Interest Rates Non-U.S.	1,218,251	2.14%	2,659,126	449,052	1,491,188
Metals	2,082,858	3.66%	2,293,849	545,530	1,461,478
Softs	284,243	0.50%	511,259	231,428	390,411

Total	$14,723,162	25.85%

*	Annual average of month-end Values at Risk.

Item 4.	Controls and Procedures

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010 and 2009.

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

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately

$233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $56 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s claims brought under the Securities Act of 1933, as amended, were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in September 2014. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $309 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $309 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. filed its answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $57 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $57 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle, were named as defendants in a purported class action related to securities issued by the special purpose vehicle in Singapore, commonly referred to as Pinnacle Notes. The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the United States District Court for the Southern District of New York (“SDNY”). An amended complaint was filed on October 22, 2012. The court denied defendants’ motion to dismiss the amended complaint on August 22, 2013 and granted class certification on October 17, 2013. On October 30, 2013, defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On March 25, 2014, the court denied defendants’ petition seeking permission to appeal the court’s decision granting class certification. Plaintiffs seek damages of approximately $138.7 million, rescission, punitive damages, and interest.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the

Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $78 million, and the certificates had incurred actual losses of $1 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $78 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013. On May 3, 2013, MS&Co. filed its answer to the amended complaint. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $99 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $99 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. filed its answer on August 17, 2012. Trial is currently scheduled to begin in May 2015. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $115 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $115 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. Trial is currently scheduled to begin in November 2014. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On January 23, 2014, the parties reached an agreement in principle to settle the litigation. On April 25, 2014, the parties filed a stipulation of voluntary discontinuance of the action with prejudice.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $636 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $636 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $76 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $76 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissionary and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $220 million, and the certificates had incurred actual losses of $25 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $220 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, MS&Co., as a major futures commission merchant, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of MS&Co. MS&Co. may establish reserves from time to time in connections with such actions.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 – January 31, 2014	—	N/A	N/A	N/A
February 1, 2014 – February 28, 2014	22.9820	$ 714.95	N/A	N/A
March 1, 2014 – March 31, 2014	131.7170	$ 689.90	N/A	N/A
	154.6990	$ 693.62	N/A	N/A

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

Item 3.	Defaults Upon Senior Securities – None.

Item 4.	Mine Safety Disclosures – Not Applicable.

Item 5.	Other Information – None.

Item 6.	Exhibits

3.1	Limited Partnership Agreement (filed as Exhibit 3.1 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).

3.2	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York (filed as Exhibit 3.1 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).

(a)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.2A to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2B to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.2(d) to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(f)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 7, 2013 (filed as Exhibit 3.2(f) to the quarterly report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

10.1(a)	Customer Agreement between the Partnership and CGM (filed as Exhibit 10.2 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).

(b)	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective August 2, 2013 (filed as Exhibit 10.1(b) to the Quarterly Report on Form 10-Q filed on September 30, 2013 and incorporated herein by reference).

10.2	Escrow Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).

10.3(a)	Agency Agreement among the Partnership, the General Partner and CGM (filed as Exhibit 10.3 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).

(b)	Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2013 (filed as Exhibit 10.3(b) to the Quarterly Report on Form 10-Q filed on September 30, 2013 and incorporated herein by reference).

(c)	Letter amending the Alternate Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective April 1, 2014 (filed herewith).

10.4	Management Agreement among the Partnership, the General Partner and Graham (filed as Exhibit 10.1 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).

(a)	Letter extending the Management Agreement between the General Partner and Graham from June 30, 2013 to June 30, 2014 (filed as Exhibit 10.4(a) to the Form 10-K filed on March 27, 2014 and incorporated herein by reference).

(b)	Amendment to the Management Agreement between the Partnership, the General Partner and the Advisor, effective April 1, 2014 (filed herewith).

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

Date: May 14, 2014

By:	/s/ Alice Lonero
Alice Lonero Chief Financial Officer (Principal Accounting Officer)

Date: May 14, 2014