Form 10-Q
period 2014-06-30
FAIRFIELD FUTURES FUND LP II
filed 2014-08-14
CIK 1276262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes       No X

As of July 31, 2014, 10,339.1251 Limited Partnership Redeemable Units were outstanding.

FAIRFIELD FUTURES FUND L.P. II

FORM 10-Q

PART I

Item 1. Financial Statements

Fairfield Futures Fund L.P. II

Statements of Financial Condition

	(Unaudited) June 30, 2014	December 31, 2013
Assets:
Investment in Master, at fair value	$7,977,299	$9,272,030
Cash	149,001	161,963

Total assets	$8,126,300	$9,433,993

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$16,930	$35,377
Management fees	11,725	15,540
Administrative fees	3,350	3,885
Other	69,656	74,372
Redemptions payable	181,111	213,837

Total liabilities	282,772	343,011

Partners’ Capital:
General Partner, 202.6400 unit equivalents outstanding at June 30, 2014 and December 31, 2013	149,206	159,178
Special Limited Partner, 442.4015 units outstanding at June 30, 2014 and December 31, 2013	325,746	347,515
Limited Partners, 10,007.4076 and 10,928.1356 Redeemable Units outstanding at June 30, 2014 and December 31, 2013, respectively	7,368,576	8,584,289

Total partners’ capital	7,843,528	9,090,982

Total liabilities and partners’ capital	$8,126,300	$9,433,993

Net asset value per unit	$736.31	$785.52

See accompanying notes to financial statements.

Fairfield Futures Fund L.P. II

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Investment Income:
Interest income allocated from Master	$261	$595	$772	$2,136

Expenses:
Expenses allocated from Master	6,302	13,689	18,923	28,320
Ongoing selling agent fees	50,956	137,924	144,742	287,675
Management fees	35,254	60,458	76,336	126,239
Administrative fees	10,073	15,114	20,344	31,559
Other	47,441	40,972	68,904	77,915

Total expenses	150,026	268,157	329,249	551,708

Net investment income (loss)	(149,765)	(267,562)	(328,477)	(549,572)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	$293,559	$(257,568)	$(198,114)	$1,095,603
Change in net unrealized gains (losses) on open contracts allocated from Master	374,712	(499,737)	(61,005)	(498,662)

Total trading results allocated from Master	668,271	(757,305)	(259,119)	596,941

Net income (loss)	518,506	(1,024,867)	(587,596)	47,369
Redemptions — Limited Partners	(552,555)	(750,252)	(659,858)	(1,824,821)

Net increase (decrease) in Partners’ Capital	(34,049)	(1,775,119)	(1,247,454)	(1,777,452)
Partners’ Capital, beginning of period	7,877,577	12,634,709	9,090,982	12,637,042

Partners’ Capital, end of period	$7,843,528	$10,859,590	$7,843,528	$10,859,590

Net asset value per unit (10,652.4491 and 15,318.1101 units outstanding at June 30, 2014 and 2013, respectively)	$736.31	$708.94	$736.31	$708.94

Net income (loss) per unit*	$46.41	$(68.34)	$(49.21)	$6.82

Weighted average units outstanding	11,184.5948	15,725.7568	11,375.0556	16,602.4398

*Based on change in net asset value per unit.

See accompanying notes to financial statements.

Fairfield Futures Fund L.P. II

Notes to Financial Statements

June 30, 2014

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of June 30, 2014, all trading decisions for the Partnership are made by Graham Capital Management, L.P. (the “Advisor”).

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

During the three and six months ended June 30, 2014, the Partnership’s/Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During the prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended June 30, 2014.

During the second quarter of 2013, the Master entered into a foreign exchange brokerage account agreement with MS&Co. During the second quarter of 2013, the Master also entered into a futures brokerage account agreement with MS&Co. The Master commenced foreign exchange trading through accounts at MS&Co. on or about May 1, 2013 and the Master commenced futures trading through an account at MS&Co. on or about June 17, 2013. Effective August 2, 2013, the Partnership entered into a futures brokerage account agreement with MS&Co. and began transferring the brokerage account of the Partnership from CGM to MS&Co. The Partnership, through its investment in the Master, pays MS&Co. trading fees for the clearing and, where applicable, execution of transactions.

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

Also effective April 1, 2014, the management fee paid to the Advisor was reduced from an annual rate of 2.0% to an annual rate of 1.75%.

Certain prior period amounts have been reclassified to conform to current period presentation. Amounts reported on the Statements of Income and Expenses and Changes in Partners’ Capital as ongoing selling agent fees were previously presented as brokerage fees.

At June 30, 2014, the Partnership owned approximately 15.2% of the Master. At December 31, 2013, the Partnership owned approximately 15.5% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. During the three and six months ended June 30, 2014, the Master engaged in such trading through a commodity brokerage account maintained with MS&Co. During prior periods covered in this report, the Master engaged in such trading through commodity brokerage accounts maintained with CGM. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

The General Partner and each limited partner share in the profits and losses of the Partnership, after the allocation to the Special Limited Partner, in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions and losses, if any.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2014 and December 31, 2013, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2014 and

Fairfield Futures Fund L.P. II

Notes to Financial Statements

June 30, 2014

(Unaudited)

2013. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2013.

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

Fairfield Futures Fund L.P. II

Notes to Financial Statements

June 30, 2014

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2014 and December 31, 2013 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2014 and 2013 are presented below:

CMF Graham Capital Master Fund L.P.

Statements of Financial Condition

	(Unaudited) June 30, 2014	December 31, 2013

Assets:
Equity in trading account:
Cash	$37,246,252	$42,710,411
Cash margin	13,090,990	14,573,336
Net unrealized appreciation on open futures contracts	1,655,775	2,261,805
Net unrealized appreciation on open forward contracts	661,677	403,240

Total assets	$52,654,694	$59,948,792

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Clearing fees due to MS&Co.	$3,667	$4,171
Professional fees	19,687	25,181
Redemptions payable	—	2,967,584

Total liabilities	23,354	2,996,936

Partners’ Capital:
General Partner, 0.0000 unit equivalents at June 30, 2014 and December 31, 2013	—	—
Limited Partners, 32,987.5603 and 34,746.3392 Redeemable Units outstanding at June 30, 2014 and December 31, 2013, respectively	52,631,340	56,951,856

Total liabilities and partners’ capital	$52,654,694	$59,948,792

Net asset value per unit	$1,595.49	$1,639.08

Fairfield Futures Fund L.P. II

Notes to Financial Statements

June 30, 2014

(Unaudited)

CMF Graham Capital Master Fund L.P.

Condensed Schedule of Investments

June 30, 2014

(Unaudited)

	Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	50	$87,994	0.17%
Energy	350	479,833	0.91
Grains	128	(300,047)	(0.57)
Indices	846	136,319	0.26
Interest Rates U.S.	892	118,158	0.23
Interest Rates Non-U.S.	1,137	810,909	1.54
Metals	10	1,440	0.00 *
Softs	81	(36,164)	(0.07)

Total futures contracts purchased		1,298,442	2.47

Futures Contracts Sold
Currencies	138	87,852	0.17
Energy	25	(75,013)	(0.14)
Grains	285	329,108	0.62
Indices	19	(3,780)	(0.01)
Interest Rates U.S.	120	(45,969)	(0.09)
Interest Rates Non-U.S.	340	72,401	0.14
Metals	17	(6,535)	(0.01)
Softs	67	(731)	(0.00)*

Total futures contracts sold		357,333	0.68

Net unrealized appreciation on open futures contracts		1,655,775	3.15

Unrealized Appreciation on Open Forward Contracts
Currencies	$92,431,119	929,832	1.76
Metals	75	208,699	0.40

Total unrealized appreciation on open forward contracts		1,138,531	2.16

Unrealized Depreciation on Open Forward Contracts
Currencies	$20,566,748	(150,533)	(0.29)
Metals	87	(326,321)	(0.62)

Total unrealized depreciation on open forward contracts		(476,854)	(0.91)

Net unrealized appreciation on open forward contracts		661,677	1.25%

Net fair value		$2,317,452	4.40%

*	Due to rounding.

Fairfield Futures Fund L.P. II

Notes to Financial Statements

June 30, 2014

(Unaudited)

CMF Graham Capital Master Fund L.P.

Condensed Schedule of Investments

December 31, 2013

	Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	19	$16,650	0.03%
Energy	164	(162,395)	(0.29)
Grains	112	89,725	0.16
Indices	661	1,840,293	3.23
Interest Rates U.S.	820	(271,853)	(0.48)
Interest Rates Non-U.S.	425	(336,167)	(0.59)
Softs	59	(2,369)	(0.00)*

Total futures contracts purchased		1,173,884	2.06

Futures Contracts Sold
Currencies	138	13,198	0.02
Energy	116	(77,221)	(0.14)
Grains	336	544,677	0.96
Indices	111	(164,608)	(0.29)
Interest Rates U.S.	480	229,901	0.40
Interest Rates Non-U.S.	553	151,062	0.27
Metals	111	362,560	0.64
Softs	150	28,352	0.05

Total futures contracts sold		1,087,921	1.91

Net unrealized appreciation on open futures contracts		2,261,805	3.97

Unrealized Appreciation on Open Forward Contracts
Currencies	$87,016,625	995,341	1.75
Metals	140	233,499	0.41

Total unrealized appreciation on open forward contracts		1,228,840	2.16

Unrealized Depreciation on Open Forward Contracts
Currencies	$56,594,437	(233,394)	(0.41)
Metals	215	(592,206)	(1.04)

Total unrealized depreciation on open forward contracts		(825,600)	(1.45)

Net unrealized appreciation on open forward contracts		403,240	0.71

Net fair value		$2,665,045	4.68%

*	Due to rounding.

Fairfield Futures Fund L.P. II

Notes to Financial Statements

June 30, 2014

(Unaudited)

CMF Graham Capital Master Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Investment Income:
Interest income	$1,786	$3,126	$5,128	$11,700

Expenses:
Clearing fees	29,996	55,142	65,513	115,325
Professional fees	10,816	15,886	54,323	37,170

Total expenses	40,812	71,028	119,836	152,495

Net investment income (loss)	(39,026)	(67,902)	(114,708)	(140,795)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	1,930,030	(1,223,656)	(1,148,007)	6,176,545
Change in net unrealized gains (losses) on open contracts	2,381,660	(2,541,394)	(347,593)	(2,406,037)

Total trading results	4,311,690	(3,765,050)	(1,495,600)	3,770,508

Net income (loss)	4,272,664	(3,832,952)	(1,610,308)	3,629,713
Subscriptions - Limited Partners	—	1,000,000	—	6,079,778
Redemptions - Limited Partners	(1,291,668)	(14,248,100)	(2,705,080)	(39,011,932)
Distribution of interest income to feeder funds	(1,786)	(3,126)	(5,128)	(11,700)

Net increase (decrease) in Partners’ capital	2,979,210	(17,084,178)	(4,320,516)	(29,314,141)
Partners’ Capital, beginning of period	49,652,130	72,706,088	56,951,856	84,936,051

Partners’ Capital, end of period	$52,631,340	$55,621,910	$52,631,340	$55,621,910

Net asset value per unit (32,987.5603 and 39,162.5239 units outstanding at June 30, 2014 and 2013, respectively)	$1,595.49	$1,420.28	$1,595.49	$1,420.28

Net income (loss) per unit*	$128.45	$(105.44)	$(43.44)	$44.74

Weighted average units outstanding	33,568.9981	44,078.2440	33,990.3242	50,012.6962

*Based on change in net asset value per unit before distribution of interest income to feeder funds.

Fairfield Futures Fund L.P. II

Notes to Financial Statements

June 30, 2014

(Unaudited)

2.    Financial Highlights:

Changes in the net asset value per unit for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net realized and unrealized gains (losses) *	$54.83	$(60.77)	$(33.94)	$7.70
Interest income allocated from Master	0.03	0.03	0.08	0.12
Expenses **	(8.45)	(7.60)	(15.35)	(14.64)

Increase (decrease) for the period	46.41	(68.34)	(49.21)	(6.82)
Net asset value per unit, beginning of period	689.90	777.28	785.52	715.76

Net asset value per unit, end of period	$736.31	$708.94	$736.31	$708.94

*	Includes ongoing selling agent fees and clearing fees allocated from the Master. Net realized and unrealized gains (losses) excluding ongoing selling agent fees and clearing fees allocated from the Master for the three months ended June 30, 2014 and 2013 and for the six months ended June 30, 2014 and 2013 were $59.80, $(51.33), $(20.37), and $26.33, respectively.

**	Excludes ongoing selling agent fees and clearing fees allocated from the Master and includes allocation to Special Limited Partner in the three and six months ended June 30, 2014 and 2013, if any. Total expenses including ongoing selling agent fees and clearing fees allocated from the Master for the three months ended June 30, 2014 and 2013 and for the six months ended June 30, 2014 and 2013 were $(13.42), $(17.04), $(28.92), and $(33.27), respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Ratios to average net assets:***
Net investment income (loss)	(7.6)%	(8.9)%	(8.1)%	(9.0)%
Allocation to Special Limited Partner	—%	—%	—%	—%

Net investment income (loss) before allocation to Special Limited Partner****	(7.6)%	(8.9)%	(8.1)%	(9.0)%

Operating expenses	7.7%	8.9%	8.1%	9.0%
Allocation to Special Limited Partner	—%	—%	—%	—%

Total expenses	7.7%	8.9%	8.1%	9.0%

Total return:
Total return before allocation to Special Limited Partner	6.7%	(8.8)%	(6.3)%	(1.0)%
Allocation to Special Limited Partner	—%	—%	—%	—%

Total return after allocation to Special Limited Partner	6.7%	(8.8)%	(6.3)%	(1.0)%

***	Annualized (except for allocation to Special Limited Partner, if applicable).
****	Interest income allocated from the Master less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using each limited partner’s share of income, expenses and average net assets.

Fairfield Futures Fund L.P. II

Notes to Financial Statements

June 30, 2014

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net realized and unrealized gains (losses) *	$128.73	$(105.12)	$(41.96)	$45.32
Interest Income	0.06	0.08	0.15	0.24
Expenses **	(0.34)	(0.40)	(1.63)	(0.82)

Increase (decrease) for the period	128.45	(105.44)	(43.44)	44.74
Distribution of interest income to feeder funds	(0.06)	(0.08)	(0.15)	(0.24)
Net asset value per unit, beginning of period	1,467.10	1,525.80	1,639.08	1,375.78

Net asset value per unit, end of period	$1,595.49	$1,420.28	$1,595.49	$1,420.28

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Ratios to Average Net Assets:***
Net investment income (loss) ****	(0.3)%	(0.4)%	(0.4)%	(0.4)%

Operating expense	0.3%	0.4%	0.5%	0.4%

Total return	8.8%	(6.9)%	(2.7)%	3.3%

***	Annualized.

****	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using each limited partner’s share of income, expenses and average net assets.

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

Trading and transaction fees are based on the number of trades executed by the Advisor and the Partnership’s percentage ownership in the Master.

All trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “clearing fees”) are borne by the Master and allocated to its limited partners, including the Partnership.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the three months ended June 30, 2014 and 2013 were 4,172 and 5,166, respectively. The monthly average number of futures contracts traded during the six months ended June 30, 2014 and 2013 were 3,866 and 5,679, respectively. The monthly average number of metals forward contracts traded during the three months ended June 30, 2014 and 2013 were 324 and 723, respectively. The monthly average number of metals forward contracts traded during the six months ended June 30, 2014 and 2013 were 381 and 627, respectively. The monthly average notional values of currency forward contracts during the three months ended June 30, 2014 and 2013 were $182,705,324 and $505,827,184, respectively. The monthly average notional values of currency forward contracts during the six months ended June 30, 2014 and 2013 were $196,263,862 and $474,254,522, respectively.

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

The following table summarizes the valuation of the Master’s investments as of June 30, 2014 and December 31, 2013, respectively.

June 30, 2014	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$2,776,399	$(1,120,624)	$1,655,775
Forwards	1,138,531	(476,854)	661,677

Total assets	$3,914,930	$(1,597,478)	$2,317,452

Liabilities
Futures	$(1,120,624)	$1,120,624	$—
Forwards	(476,854)	476,854	—

Total liabilities	$(1,597,478)	$1,597,478	$—

Net fair value			$2,317,452

December 31, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
Assets
Futures	$3,528,729	$(1,266,924)	$2,261,805
Forwards	1,228,840	(825,600)	403,240

Total assets	$4,757,569	$(2,092,524)	$2,665,045

Liabilities
Futures	$(1,266,924)	$1,266,924	$—
Forwards	(825,600)	825,600	—

Total liabilities	$(2,092,524)	$2,092,524	$—

Net fair value			$2,665,045

Fairfield Futures Fund L.P. II

Notes to Financial Statements

June 30, 2014

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of June 30, 2014 and December 31, 2013.

June 30, 2014
Assets
Futures Contracts
Currencies	$205,804
Energy	761,901
Grains	329,750
Indices	410,563
Interest Rates U.S.	153,917
Interest Rates Non-U.S.	901,041
Metals	1,635
Softs	11,788

Total unrealized appreciation on open futures contracts	$2,776,399

Liabilities
Futures Contracts
Currencies	$(29,958)
Energy	(357,081)
Grains	(300,689)
Indices	(278,024)
Interest Rates U.S.	(81,728)
Interest Rates Non-U.S.	(17,731)
Metals	(6,730)
Softs	(48,683)

Total unrealized depreciation on open futures contracts	$(1,120,624)

Net unrealized appreciation on open futures contracts	$1,655,775 *

Assets
Forward Contracts
Currencies	$929,832
Metals	208,699

Total unrealized appreciation on open forward contracts	$1,138,531

Liabilities
Forward Contracts
Currencies	$(150,533)
Metals	(326,321)

Total unrealized depreciation on open forward contracts	$(476,854)

Net unrealized appreciation on open forward contracts	$661,677 **

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” on the Master’s Statements of Financial Condition.

Fairfield Futures Fund L.P. II

Notes to Financial Statements

June 30, 2014

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

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,			Six Months Ended June 30,
Sector	2014	2013		2014		2013
Currencies	$441,947	$(3,976,545)		$979,286		$(3,004,092)
Energy	181,577	(1,657,156)		(809,013)		(3,690,046)
Grains	(62,853)	776,941		(243,861)		470,002
Indices	1,802,097	1,785,609		(646,119)		9,263,688
Interest Rates U.S.	358,114	(2,183,259)		(504,550)		(2,292,010)
Interest Rates Non-U.S.	2,594,854	(3,342,116)		3,609,401		(2,742,539)
Metals	(903,307)	4,294,985		(2,076,239)		4,796,412
Softs	(100,739)	536,491		(1,804,505)		969,093

Total	$4,311,690 ***	$(3,765,050	)***	$(1,495,600	)***	$3,770,508 ***

***	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Fairfield Futures Fund L.P. II

Notes to Financial Statements

June 30, 2014

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

The Partnership values its investment in the Master with no rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended June 30, 2014 and December 31, 2013, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2014 and for the year ended December 31, 2013, there were no transfers of assets and liabilities between Level 1 and Level 2.

	June 30, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investment in Master	$7,977,299	$—	$7,977,299	$—

Net fair value	$7,977,299	$—	$7,977,299	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investment in Master	$9,272,030	$—	$9,272,030	$—

Net fair value	$9,272,030	$—	$9,272,030	$—

Fairfield Futures Fund L.P. II

Notes to Financial Statements

June 30, 2014

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

The Master considers prices for exchange-traded commodity futures, forwards, options and swaps contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended June 30, 2014 and December 31, 2013, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2014 and for the year ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

	June 30, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$2,776,399	$2,776,399	$—	$—
Forwards	1,138,531	208,699	929,832	—

Total assets	$3,914,930	$2,985,098	$929,832	$—

Liabilities
Futures	$1,120,624	$1,120,624	$—	$—
Forwards	476,854	326,321	150,533	—

Total liabilities	1,597,478	1,446,945	150,533	—

Net Fair value	$2,317,452	$1,538,153	$779,299	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets

Futures	$3,528,729	$3,528,729	$—	$—
Forwards	1,228,840	233,499	995,341	—

Total assets	$4,757,569	$3,762,228	$995,341	$—

Liabilities

Futures	$1,266,924	$1,266,924	$—	$—
Forwards	825,600	592,206	233,394	—

Total liabilities	2,092,524	1,859,130	233,394	—

Net Fair value	$2,665,045	$1,903,098	$761,947	$—

Fairfield Futures Fund L.P. II

Notes to Financial Statements

June 30, 2014

(Unaudited)

5.    Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot be accurately predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. OTC contracts are negotiated between contracting parties and include swaps and certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 30.7% to 46.0% of the Partnership’s/Master’s contracts are traded OTC.

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

June 30, 2014

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

The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended June 30, 2014 and December 31, 2013, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2014 and for the year ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended June 30, 2014 and December 31, 2013, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2014 and for the year ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

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

June 30, 2014

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

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in its trading accounts consisting of cash, cash margin, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2014.

The Partnership’s capital consists of capital contributions of the partners, as increased or decreased by income(loss) from investment in the Master on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2014, Partnership capital decreased 13.7% from $9,090,982 to $7,843,528. This decrease was attributable to the redemptions of 920.7280 Redeemable Units totaling $659,858, coupled with the net loss from operations of $587,596. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of units and distribution of profits, if any.

For the six months ended June 30, 2014, the Master’s capital decreased 7.6% from $56,951,856 to $52,631,340. This decrease was attributable to the redemptions of 1,758.7789 units totaling $2,705,080 and distribution of interest income to feeder funds totaling $5,128, coupled with the net loss from operations of $1,610,308. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2014, the net asset value per unit increased 6.7% from $689.90 to $736.31, as compared to a decrease of 8.8% in the second quarter of 2013. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the second quarter of 2014 of $668,271. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, energy, indices and U.S and non-U.S interest rates, and were partially offset by losses in grains, metals and softs. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the second quarter of 2013 of $757,305. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy and U.S and non-U.S interest rates, and were partially offset by gains in grains, indices, metals and softs.

The most significant gains were achieved within the global interest rates sector during April, May, and June from long positions in European fixed income futures as prices moved higher after the European Central Bank indicated that it would increase stimulus measures to raise inflation. During May additional gains in the global interest rate sector were recorded from long positions in U.S. Treasury bond and Treasury note futures as prices increased amid easing investor concern that the U.S. Federal Reserve would raise borrowing costs. Within the global stock index markets, gains were achieved during May from long positions in U.S. and European equity index futures as prices rallied amid speculation that stronger than expected retail sales and manufacturing job growth figures during April predicted a rebound in the U.S. economy. Additional gains were experienced during June from long positions in U.S. equity index futures as prices moved higher as indicators of increased manufacturing output signaled renewed economic strength in the U.S. Within the currency markets, gains were achieved primarily during June from long positions in the British pound versus the U.S. dollar as the relative value of the British pound advanced after a report from the U.K. Office for National Statistics showed that British business investment surged during the first quarter. Long positions in the British pound were also profitable during April. Within the energy sector, gains were recorded during June from long positions in crude oil and its related contracts as prices rallied on speculation that tensions in Iraq and Libya would curtail oil exports from the Middle East. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the metals markets during June from short positions in silver and gold futures as prices rose after geopolitical unrest in the Ukraine and the Middle East increased investor demand. Within the agricultural markets, losses were recorded during June from long positions in the soybean complex as prices declined after favorable weather throughout much of the U.S. Midwest boosted soybean plantings to near record levels.

During the Partnership’s six months ended June 30, 2014, the net asset value per unit decreased 6.3% from $785.52 to $736.31, as compared to a decrease of 1.0% for the six months ended June 30, 2013. The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses in the six months ended June 30, 2014 of $259,119. Losses were primarily attributable to the trading of commodity futures in energy, grains, indices, U.S interest rates, metals and softs, and were partially offset by gains in currencies and non-U.S. interest rates. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the six months ended June 30, 2013 of $596,941. Gains were primarily attributable to the trading of commodity futures in grains, metals, softs and indices, and were partially offset by losses in currencies, energy and U.S and non-U.S. interest rates.

The most significant losses were incurred within the metals complex during June from short positions in silver and gold futures as prices rose after geopolitical unrest in the Ukraine and the Middle East increased investor demand. Additional losses were recorded during February from short positions in gold and silver futures as prices climbed higher after the release of discouraging economic reports in the U.S. Within the agricultural markets, losses were experienced during February from short positions in coffee futures as prices advanced dramatically as severe drought conditions threatened crops in Brazil. Additional losses were recorded during March from short positions in wheat futures as prices advanced over concern that South American crop totals would be adversely affected by drought conditions in Brazil. Within the global stock index sector, losses were incurred primarily during January from long positions in U.S., Asian, and European equity index futures as prices declined as economic growth momentum in China weakened and the U.S. Federal Reserve announced measures to further taper its quantitative easing program. Losses within the energy markets were experienced, primarily during February, from short positions in crude oil and its related contracts as prices rallied late in the month on increased consumer demand. A portion of the Partnership’s losses for the first six months of the year was offset by gains achieved within the global interest rate markets during May from long positions in European fixed income futures as prices moved higher after the European Central Bank indicated that it would increase stimulus measures to raise inflation. During May additional gains in the global interest rate sector were recorded from long positions in U.S. Treasury bond and Treasury note futures as prices increased amid easing investor concern that the U.S. Federal Reserve would raise borrowing costs. Within the currency markets, gains were achieved during February from long positions in the British pound and euro versus the U.S. dollar as the relative value of the European currencies strengthened against the dollar after the release of weaker-than-expected economic data in the U.S. Additional gains were recorded during June from long positions in the British pound versus the U.S. dollar as the relative value of the pound advanced.

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

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master during each month was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month Treasury bills maturing in 30 days or at the monthly average of the 4-week U.S. Treasury bill discount rate, as applicable. Interest income allocated from the Master for the three and six months ended June 30, 2014 decreased by $334 and $1,364, respectively, as compared to the corresponding periods in 2013. The decrease in interest income is primarily due to lower U.S. Treasury bill rates as well as lower average daily equity for the Partnership during the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership during the reporting periods depended on the average daily equity in the Partnership’s (or the Partnership’s allocable portion of the Master’s) account and upon interest rates over which the Partnership, the Master and MS&Co. had no control.

Ongoing selling agent fees/brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees/brokerage fees for the three and six months ended June 30, 2014 decreased by $86,968 and $142,933, respectively, as compared to the corresponding periods in 2013. This decrease is due to lower average net assets as compared to the corresponding periods in 2013, as well as a reduction in ongoing selling agent fees from an annual rate of 4.5% to an annual rate of 2.5% effective April 1, 2014.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and six months ended June 30, 2014 decreased by $25,204 and $49,903, respectively, as compared to the corresponding periods in 2013. The decrease in management fees is due to lower average net assets as compared to the corresponding periods in 2013, as well as a reduction in management fees paid to the Advisor from an annual rate of 2.0% to an annual rate of 1.75% effective April 1, 2014.

Administrative fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Administrative fees for the three and six months ended June 30, 2014 decreased by $5,041 and $11,215, respectively, as compared to the corresponding periods in 2013. The decrease in administrative fees is due to lower average net assets as compared to the corresponding periods in 2013.

Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no profit share allocations earned for the three and six months ended June 30, 2014 and 2013. The Special Limited Partner will not be allocated a profit share until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of June 30, 2014 and December 31, 2013, and the highest, lowest and average values during the three months ended June 30, 2014 and the twelve months ended December 31, 2013. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013.

As of June 30, 2014, the Master’s total capitalization was $52,631,340 and the Partnership owned approximately 15.2% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of June 30, 2014 was as follows:

June 30, 2014

			Three Months Ended June 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,192,725	7.97%	$6,396,381	$4,192,725	$5,146,840
Energy	1,072,954	2.04%	1,106,141	161,238	736,723
Grains	367,732	0.70%	594,374	268,571	452,518
Indices	4,267,882	8.11%	4,267,882	2,232,582	3,530,307
Interest Rates U.S.	641,949	1.22%	817,740	401,116	670,342
Interest Rates Non-U.S.	1,542,388	2.93%	1,742,463	1,317,501	1,569,516
Metals	914,573	1.74%	1,483,092	716,778	967,823
Softs	265,707	0.50%	310,127	153,249	248,176

Total	$13,265,910	25.21%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

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

On May 7, 2009, MS&Co. was named as a defendant in a purported class action lawsuit brought under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, which is now styled In re Morgan Stanley Mortgage Pass-Through Certificates Litigation and is pending in the United States District Court for the Southern District of New York (“SDNY”). The third amended complaint, filed on September 30, 2011, alleges, among other things, that the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates in 2006 contained false and misleading information concerning the pools of residential loans that backed these securitizations. The plaintiffs seek, among other relief, class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. On July 22, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to court approval.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $55 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s claims brought under the Securities Act of 1933, as amended, were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in January 2015. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. On May 23, 2014, plaintiff and the defendants in the bellwether trial filed motions for summary adjudication. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $301 million, and the certificates had incurred actual losses of approximately $6 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $301 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. filed its answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $56 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle, were named as defendants in a purported class action related to securities issued by the special purpose vehicle in Singapore, commonly referred to as Pinnacle Notes. The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the SDNY. An amended complaint was filed on October 22, 2012. The court denied defendants’ motion to dismiss the amended complaint on August 22, 2013 and granted class certification on October 17, 2013. On October 30, 2013, defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to court approval.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. On July 16, 2014, plaintiff voluntarily dismissed its claims against MS&Co. with respect to one of the securitizations at issue. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $67 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $67 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”), styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013. On May 3, 2013, MS&Co. filed its answer to the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $99 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $99 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. filed its answer on August 17, 2012. Trial is currently scheduled to begin in July 2015. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $113 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $113 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. Trial is currently scheduled to begin in November 2014. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $46 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. On June 5, 2014, the defendants filed a renewed motion to dismiss the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $623 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $623 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $75 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $75 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied defendants’ motion to dismiss. On July 10, 2014, MS&Co. filed a renewed motion to dismiss with respect to two certificates at issue in the case. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $284 million, and the certificates had incurred actual losses of approximately $52 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $284 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY.

The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On April 28, 2014, the court granted in part and denied in part plaintiff’s motion to strike certain of the defendants’ affirmative defenses. On July 11, 2014, the defendants filed a motion for reconsideration of the court’s order on the motion to dismiss the complaint or, in the alternative, for certification of interlocutory appeal and a stay of all proceedings. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $215 million, and the certificates had incurred actual losses of approximately $26 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $215 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime residential mortgage-backed security transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended, agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 – April 30, 2014	181.5920	$ 699.84	N/A	N/A
May 1, 2014 – May 31, 2014	338.4660	$ 721.96	N/A	N/A
June 1, 2014 – June 30, 2014	245.9710	$ 736.31	N/A	N/A
	766.0290	$ 721.32	N/A	N/A

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

Effective October 1, 2014, the monthly ongoing selling agent fee will be reduced from an annual rate of 2.50% to an annual rate of 2.00%. As of the same date, the administrative fee will be increased from an annual rate of 0.50% to an annual rate of 1.00%. The October 1, 2014 fee changes will offset each other and, accordingly, there will be no change to the aggregate fees incurred by the Partnership.

Item 6.	Exhibits

3.1	Limited Partnership Agreement (filed as Exhibit 3.1 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).

3.2	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York (filed as Exhibit 3.1 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).

(a)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.2A to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2B to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.2(d) to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(f)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 7, 2013 (filed as Exhibit 3.2(f) to the quarterly report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

10.1(a)	Customer Agreement between the Partnership and CGM (filed as Exhibit 10.2 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).

(b)	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective August 2, 2013 (filed as Exhibit 10.1(b) to the Quarterly Report on Form 10-Q filed on September 30, 2013 and incorporated herein by reference).

10.2	Escrow Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).

10.3(a)	Agency Agreement among the Partnership, the General Partner and CGM (filed as Exhibit 10.3 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).

(b)	Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2013 (filed as Exhibit 10.3(b) to the Quarterly Report on Form 10-Q filed on September 30, 2013 and incorporated herein by reference).

(c)	Letter amending the Alternate Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective April 1, 2014 (filed as Exhibit (10.3)(c) to the Quarterly Report on Form 10-Q filed May 14, 2014 and incorporated herein by reference).

(d)	Letter amending the Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2014 (filed herewith).

10.4	Management Agreement among the Partnership, the General Partner and Graham (filed as Exhibit 10.1 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).

(a)	Letter extending the Management Agreement between the General Partner and Graham from June 30, 2013 to June 30, 2014 (filed as Exhibit 10.4(a) to the Annual Report on Form 10-K filed on March 27, 2014 and incorporated herein by reference).

(b)	Amendment to the Management Agreement between the Partnership, the General Partner and the Advisor, effective April 1, 2014 as Exhibit 10.4(b) to the Quarterly Report on Form 10-Q (filed as Exhibit 10.4(b) to the quarterly report on Form 10-Q filed on May 14, 2014 and incorporated herein by reference).

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

FAIRFIELD FUTURES FUND L.P. II

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Alper Daglioglu
Alper Daglioglu President and Director

Date: August 13, 2014

By:	/s/ Steven Ross
Steven Ross Chief Financial Officer (Principal Accounting Officer)

Date: August 13, 2014