Form 10-Q
period 2014-09-30
FAIRFIELD FUTURES FUND LP II
filed 2014-11-13
CIK 1276262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes       No X

As of October 31, 2014, 9,164.8901 Limited Partnership Redeemable Units were outstanding.

FAIRFIELD FUTURES FUND L.P. II

FORM 10-Q

PART I

Item 1. Financial Statements

Fairfield Futures Fund L.P. II

Statements of Financial Condition

	(Unaudited) September 30, 2014	December 31, 2013
Assets:
Investment in Master, at fair value	$7,986,703	$9,272,030
Cash	170,140	161,963

Total assets	$8,156,843	$9,433,993

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$16,993	$35,377
Management fees	11,748	15,540
Administrative fees	3,357	3,885
Other	83,886	74,372
Redemptions payable to General Partner	25,617	—
Redemptions payable to Limited Partners	283,604	213,837

Total liabilities	425,205	343,011

Partners’ Capital:
General Partner, 102.0270 and 202.6400 unit equivalents outstanding at September 30, 2014 and December 31, 2013, respectively	80,053	159,178
Special Limited Partner, 442.4015 units outstanding at September 30, 2014 and December 31, 2013	347,122	347,515
Limited Partners, 9,309.4246 and 10,928.1356 Redeemable Units outstanding at September 30, 2014 and December 31, 2013, respectively	7,304,463	8,584,289

Total partners’ capital	7,731,638	9,090,982

Total liabilities and partners’ capital	$8,156,843	$9,433,993

Net asset value per unit	$784.63	$785.52

See accompanying notes to financial statements.

Fairfield Futures Fund L.P. II

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Investment Income:
Interest Income allocated from Master	$195	$404	$967	$2,540

Expenses:
Expenses allocated from Master	8,991	9,184	27,914	37,504
Ongoing selling agent fees	49,213	121,698	193,955	409,373
Management fees	34,024	53,310	110,360	179,549
Administrative fees	9,721	13,328	30,065	44,887
Other	33,913	20,610	102,817	98,525

Total expenses	135,862	218,130	465,111	769,838

Net investment income (loss)	(135,667)	(217,726)	(464,144)	(767,298)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Master	206,744	72,928	8,630	1,168,531
Change in net unrealized gains (losses) on open contracts allocated from Master	420,234	336,738	359,229	(161,924)

Net trading gain (loss) allocated from Master	626,978	409,666	367,859	1,006,607

Net income (loss)	491,311	191,940	(96,285)	239,309
Redemptions - General Partner	(75,614)	—	(75,614)	—
Redemptions - Limited Partners	(527,587)	(1,982,147)	(1,187,445)	(3,806,968)

Net increase (decrease) in Partners’ Capital	(111,890)	(1,790,207)	(1,359,344)	(3,567,659)
Partners’ Capital, beginning of period	7,843,528	10,859,590	9,090,982	12,637,042

Partners’ Capital, end of period	$7,731,638	$9,069,383	$7,731,638	$9,069,383

Net asset value per unit (9,853.8531 and 12,556.5211 units outstanding at September 30, 2014 and 2013, respectively)	$784.63	$722.28	$784.63	$722.28

Net income (loss) per unit*	$48.32	$13.34	$(0.89)	$6.52

Weighted average units outstanding	10,480.7218	14,925.4211	11,076.9443	16,043.4335

*Based on change in net asset value per unit.

See accompanying notes to financial statements.

Fairfield Futures Fund L.P. II

Notes to Financial Statements

September 30, 2014

(Unaudited)

1.    General:

Fairfield Futures Fund L.P. II (the “Partnership”) is a limited partnership organized on December 18, 2003 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, metals and softs. The Partnership commenced trading operations on March 15, 2004. The commodity interests that are traded by the Partnership, through its investment in CMF Graham Capital Master Fund L.P., a limited partnership organized under the partnership laws of the State of New York, (“the Master”), are volatile and involve a high degree of market risk.

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of September 30, 2014, all trading decisions for the Partnership are made by Graham Capital Management, L.P. (the “Advisor”).

On June 1, 2006, the Partnership allocated substantially all of its capital to the Master. The Partnership purchased 74,569.3761 units of the Master with cash equal to $75,688,021. The Master was formed in order to permit accounts managed by the Advisor using the K4D-15V Program, the Advisor’s proprietary, systematic trading program, to invest together in one trading vehicle. In addition, the Advisor is a special limited partner of the Partnership (in its capacity as special limited partner, the “Special Limited Partner”). The General Partner is also the general partner of the Master. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be limited partners of the Master. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. Expenses to investors as a result of the investment in the Master are approximately the same as they would be if the Partnership traded directly and redemption rights are not affected.

During the three and nine months ended September 30, 2014, the Partnership’s/Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During the prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2014.

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

Effective October 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 2.5% to an annual rate of 2.0%. As of the same date, the administrative fee increased from an annual rate of 0.5% to an annual rate of 1.0%. The October 1, 2014 fee changes offset each other and, accordingly, there was no change to the aggregate fees incurred by the Partnership.

Certain prior period amounts have been reclassified to conform to current period presentation. Amounts reported on the Statements of Income and Expenses and Changes in Partners’ Capital as ongoing selling agent fees were previously presented as brokerage fees.

At September 30, 2014, the Partnership owned approximately 14.7% of the Master. At December 31, 2013, the Partnership owned approximately 15.5% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. During the three and nine months ended September 30, 2014, the Master engaged in such trading through a commodity brokerage account maintained with MS&Co. During prior periods covered in this report, the Master engaged in such trading through commodity brokerage accounts maintained with CGM. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2014 and December 31, 2013, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2014 and

Fairfield Futures Fund L.P. II

Notes to Financial Statements

September 30, 2014

(Unaudited)

2013. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2013.

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

Fairfield Futures Fund L.P. II

Notes to Financial Statements

September 30, 2014

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2014 and December 31, 2013 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2014 and 2013 are presented below:

CMF Graham Capital Master Fund L.P.

Statements of Financial Condition

	(Unaudited) September 30, 2014	December 31, 2013

Assets:
Equity in trading account:
Cash	$38,377,924	$42,710,411
Cash margin	10,979,522	14,573,336
Net unrealized appreciation on open futures contracts	3,688,743	2,261,805
Net unrealized appreciation on open forward contracts	1,380,308	403,240

Total assets	$54,426,497	$59,948,792

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Clearing fees due to MS&Co.	3,955	$4,171
Professional fees	19,907	25,181
Redemptions payable	—	2,967,584

Total liabilities	23,862	2,996,936

Partners’ Capital:
General Partner, 0.0000 unit equivalents at September 30, 2014 and December 31, 2013	—	—
Limited Partners, 31,448.9999 and 34,746.3392 Redeemable Units outstanding at September 30, 2014 and December 31, 2013, respectively	54,402,635	56,951,856

Total liabilities and partners’ capital	$54,426,497	$59,948,792

Net asset value per unit	$1,729.87	$1,639.08

Fairfield Futures Fund L.P. II

Notes to Financial Statements

September 30, 2014

(Unaudited)

CMF Graham Capital Master Fund L.P.

Condensed Schedule of Investments

September 30, 2014

(Unaudited)

	Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	137	$155,659	0.29%
Energy	9	(22,360)	(0.04)
Indices	684	(280,641)	(0.52)
Interest Rates U.S.	607	(141,260)	(0.26)
Interest Rates Non-U.S.	1,611	397,333	0.73
Metals	2	(7,125)	(0.01)
Softs	85	37,741	0.07

Total futures contracts purchased		139,347	0.26

Futures Contracts Sold
Currencies	41	85,110	0.15
Energy	214	870,695	1.60
Grains	414	1,647,650	3.03
Indices	28	38,111	0.07
Interest Rates U.S.	433	75,200	0.14
Interest Rates Non-U.S.	9	(1,404)	(0.00)*
Metals	120	746,915	1.37
Softs	80	87,119	0.16

Total futures contracts sold		3,549,396	6.52

Net unrealized appreciation on open futures contracts		3,688,743	6.78

Unrealized Appreciation on Open Forward Contracts
Currencies	$119,368,423	2,831,105	5.20
Metals	71	176,962	0.33

Total unrealized appreciation on open forward contracts		3,008,067	5.53

Unrealized Depreciation on Open Forward Contracts
Currencies	$59,880,272	(1,034,140)	(1.90)
Metals	163	(593,619)	(1.09)

Total unrealized depreciation on open forward contracts		(1,627,759)	(2.99)

Net unrealized appreciation on open forward contracts		1,380,308	2.54

Net fair value		$5,069,051	9.32%

*	Due to rounding.

Fairfield Futures Fund L.P. II

Notes to Financial Statements

September 30, 2014

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

Fairfield Futures Fund L.P. II

Notes to Financial Statements

September 30, 2014

(Unaudited)

CMF Graham Capital Master Fund L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Investment Income:
Interest income	$1,400	$2,277	$6,528	$13,977

Expenses:
Clearing fees	37,589	35,991	103,102	151,316
Professional fees	23,845	13,897	78,168	51,067

Total expenses	61,434	49,888	181,270	202,383

Net investment income (loss)	(60,034)	(47,611)	(174,742)	(188,406)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	1,406,484	439,761	258,477	6,616,306
Change in net unrealized gains (losses) on open contracts	2,751,599	1,814,909	2,404,006	(591,128)

Total trading results	4,158,083	2,254,670	2,662,483	6,025,178

Net income (loss)	4,098,049	2,207,059	2,487,741	5,836,772
Subscriptions - Limited Partners	5,000,000	1,982,500	5,000,000	8,062,278
Redemptions - Limited Partners	(7,325,354)	(1,781,066)	(10,030,434)	(40,792,998)
Distribution of interest income to feeder funds	(1,400)	(2,277)	(6,528)	(13,977)

Net increase (decrease) in Partners’ capital	1,771,295	2,406,216	(2,549,221)	(26,907,925)
Partners’ Capital, beginning of period	52,631,340	55,621,910	56,951,856	84,936,051

Partners’ Capital, end of period	$54,402,635	$58,028,126	$54,402,635	$58,028,126

Net asset value per unit (31,448.9999 and 39,312.1670 units outstanding at September 30, 2014 and 2013, respectively)	$1,729.87	$1,476.09	$1,729.87	$1,476.09

Net income (loss) per unit*	$134.43	$55.87	$90.99	$100.61

Weighted average units outstanding	34,219.4243	40,204.1950	34,066.6909	46,743.1958

*Based on change in net asset value per unit before distribution of interest income to feeder funds.

Fairfield Futures Fund L.P. II

Notes to Financial Statements

September 30, 2014

(Unaudited)

2.    Financial Highlights:

Changes in the net asset value per unit for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net realized and unrealized gains (losses) *	$56.03	$19.34	$22.09	$27.04
Interest income allocated from Master	0.02	0.03	0.10	0.15
Expenses **	(7.73)	(6.03)	(23.08)	(20.67)

Increase (decrease) for the period	48.32	13.34	(0.89)	6.52
Net asset value per unit, beginning of period	736.31	708.94	785.52	715.76

Net asset value per unit, end of period	$784.63	$722.28	$784.63	$722.28

*	Includes ongoing selling agent fees and clearing fees allocated from the Master. Net realized and unrealized gains (losses) excluding ongoing selling agent fees and clearing fees allocated from the Master for the three months ended September 30, 2014 and 2013 and for the nine months ended September 30, 2014 and 2013 were $61.25, $27.94, $40.89, and $54.27, respectively.

**	Excludes ongoing selling agent fees and clearing fees allocated from the Master and includes allocation to Special Limited Partner in the three and nine months ended September 30, 2014 and 2013, if any. Total expenses including ongoing selling agent fees and clearing fees allocated from the Master for the three months ended September 30, 2014 and 2013 and for the nine months ended September 30, 2014 and 2013 were $(12.95), $(14.63), $(41.88), and $(47.90), respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Ratios to average net assets:***
Net investment income (loss)	(7.1)%	(8.5)%	(7.8)%	(8.8)%
Allocation to Special Limited Partner	—%	—%	—%	—%

Net investment income (loss) before allocation to Special Limited Partner****	(7.1)%	(8.5)%	(7.8)%	(8.8)%

Operating expenses	7.1%	8.5%	7.8%	8.8%
Allocation to Special Limited Partner	—%	—%	—%	—%

Total expenses	7.1%	8.5%	7.8%	8.8%

Total return:
Total return before allocation to Special Limited Partner	6.6%	1.9%	(0.1)%	0.9%
Allocation to Special Limited Partner	—%	—%	—%	—%

Total return after allocation to Special Limited Partner	6.6%	1.9%	(0.1)%	0.9%

***	Annualized (except for allocation to Special Limited Partner, if applicable).
****	Interest income allocated from the Master less total expenses (exclusive of allocation to Special Limited Partner, if applicable).

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using each limited partner’s share of income, expenses and average net assets.

Fairfield Futures Fund L.P. II

Notes to Financial Statements

September 30, 2014

(Unaudited)

Financial Highlights of the Master:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net realized and unrealized gains (losses) *	$135.12	$56.15	$93.16	$101.47
Interest Income	0.05	0.06	0.20	0.30
Expenses **	(0.74)	(0.34)	(2.37)	(1.16)

Increase (decrease) for the period	134.43	55.87	90.99	100.61
Distribution of interest income to feeder funds	(0.05)	(0.06)	(0.20)	(0.30)
Net asset value per unit, beginning of period	1,595.49	1,420.28	1,639.08	1,375.78

Net asset value per unit, end of period	$1,729.87	$1,476.09	$1,729.87	$1,476.09

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Ratios to Average Net Assets:***
Net investment income (loss) ****	(0.5)%	(0.3)%	(0.4)%	(0.4)%

Operating expense	0.5%	0.3%	0.5%	0.4%

Total return	8.4%	3.9%	5.5%	7.3%

***	Annualized.

****	Interest income less total expenses.

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

The customer agreement among the Partnership, MS&Co. and the Master gives, and the customer agreements between CGM and the Partnership and CGM and the Master each gave, the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and on open forward contracts on the Statements of Financial Condition, as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet,” have been met.

Ongoing selling agent fees paid to MS&Co. are, and brokerage fees previously paid to CGM were, calculated as a percentage of the Partnership’s adjusted net asset value as of the last day of each month and were affected by trading performance and redemptions.

Trading and transaction fees are based on the number of trades executed by the Advisor and the Partnership’s ownership of the Master.

All trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “clearing fees”) are borne by the Master and allocated to its limited partners, including the Partnership.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the three months ended September 30, 2014 and 2013 were 4,593 and 4,436, respectively. The monthly average number of futures contracts traded during the nine months ended September 30, 2014 and 2013 were 4,108 and 5,265, respectively. The monthly average number of metals forward contracts traded during the three months ended September 30, 2014 and 2013 were 326 and 824, respectively. The monthly average number of metals forward contracts traded during the nine months ended September 30, 2014 and 2013 were 363 and 692, respectively. The monthly average notional values of currency forward contracts during the three months ended September 30, 2014 and 2013 were $229,623,605 and $179,219,191, respectively. The monthly average notional values of currency forward contracts during the nine months ended September 30, 2014 and 2013 were $207,383,776 and $375,909,412, respectively.

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

The following table summarizes the valuation of the Master’s investments as of September 30, 2014 and December 31, 2013, respectively.

September 30, 2014	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$4,659,661	$(970,918)	$3,688,743
Forwards	3,008,067	(1,627,759)	1,380,308

Total assets	$7,667,728	$(2,598,677)	$5,069,051

Liabilities
Futures	$(970,918)	$970,918	$—
Forwards	(1,627,759)	1,627,759	—

Total liabilities	$(2,598,677)	$2,598,677	$—

Net fair value			$5,069,051

December 31, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
Assets
Futures	$3,528,729	$(1,266,924)	$2,261,805
Forwards	1,228,840	(825,600)	403,240

Total assets	$4,757,569	$(2,092,524)	$2,665,045

Liabilities
Futures	$(1,266,924)	$1,266,924	$—
Forwards	(825,600)	825,600	—

Total liabilities	$(2,092,524)	$2,092,524	$—

Net fair value			$2,665,045

Fairfield Futures Fund L.P. II

Notes to Financial Statements

September 30, 2014

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of September 30, 2014 and December 31, 2013.

September 30, 2014
Assets
Futures Contracts
Currencies	$257,244
Energy	895,545
Grains	1,648,613
Indices	350,236
Interest Rates U.S.	101,383
Interest Rates Non-U.S.	512,461
Metals	746,915
Softs	147,264

Total unrealized appreciation on open futures contracts	$4,659,661

Liabilities
Futures Contracts
Currencies	$(16,475)
Energy	(47,210)
Grains	(963)
Indices	(592,766)
Interest Rates U.S.	(167,443)
Interest Rates Non-U.S.	(116,532)
Metals	(7,125)
Softs	(22,404)

Total unrealized depreciation on open futures contracts	$(970,918)

Net unrealized appreciation on open futures contracts	$3,688,743 *

Assets
Forward Contracts
Currencies	$2,831,105
Metals	176,962

Total unrealized appreciation on open forward contracts	$3,008,067

Liabilities
Forward Contracts
Currencies	$(1,034,140)
Metals	(593,619)

Total unrealized depreciation on open forward contracts	$(1,627,759)

Net unrealized appreciation on open forward contracts	$1,380,308 **

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Master’s Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” on the Master’s Statements of Financial Condition.

Fairfield Futures Fund L.P. II

Notes to Financial Statements

September 30, 2014

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

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
Sector	2014	2013	2014	2013
Currencies	$2,482,500	$775,519	$3,461,786	$(2,228,573)
Energy	(706,671)	(1,011,405)	(1,515,684)	(4,701,451)
Grains	1,157,844	687,576	913,983	1,157,578
Indices	(542,867)	2,569,530	(1,188,986)	11,833,218
Interest Rates U.S.	(208,486)	80,165	(713,036)	(2,211,845)
Interest Rates Non-U.S.	1,821,289	998,997	5,430,690	(1,743,542)
Metals	(50,117)	(1,751,711)	(2,126,356)	3,044,701
Softs	204,591	(94,001)	(1,599,914)	875,092

Total	$4,158,083 ***	$2,254,670 ***	$2,662,483 ***	$6,025,178 ***

***	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Fairfield Futures Fund L.P. II

Notes to Financial Statements

September 30, 2014

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

The Partnership values its investment in the Master with no rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2014 and December 31, 2013, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2014 and for the year ended December 31, 2013, there were no transfers of assets and liabilities between Level 1 and Level 2.

	September 30, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investment in Master	$7,986,703	$—	$7,986,703	$—

Net fair value	$7,986,703	$—	$7,986,703	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Investment in Master	$9,272,030	$—	$9,272,030	$—

Net fair value	$9,272,030	$—	$9,272,030	$—

Fairfield Futures Fund L.P. II

Notes to Financial Statements

September 30, 2014

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

The Master considers prices for exchange-traded commodity futures, forwards, options and swaps contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended September 30, 2014 and December 31, 2013, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2014 and for the year ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

	September 30, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Futures	$4,659,661	$4,659,661	$—	$—
Forwards	3,008,067	176,962	2,831,105	—

Total assets	$7,667,728	$4,836,623	$2,831,105	$—

Liabilities
Futures	$970,918	$970,918	$—	$—
Forwards	1,627,759	593,619	1,034,140	—

Total liabilities	2,598,677	1,564,537	1,034,140	—

Net Fair value	$5,069,051	$3,272,086	$1,796,965	$—

Fairfield Futures Fund L.P. II

Notes to Financial Statements

September 30, 2014

(Unaudited)

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

5.    Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot be accurately predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. OTC contracts are negotiated between contracting parties and include swaps and certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 23.0% to 50.9% of the Partnership’s/Master’s contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master had credit risk and concentration risk during the reporting period and prior periods included in this report, as CGM and/or MS&Co. or their affiliates were the sole counterparties or brokers with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments was reduced to the extent that through CGM or MS&Co. or their affiliates, the Partnership’s/Master’s counterparty was an exchange or clearing organization. The Master/Partnership continue to be subject to such risks with respect to MS&Co.

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

September 30, 2014

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

The Partnership values investments in the Master where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Master (Level 2). The value of the Partnership’s investment in the Master reflects its proportional interest in the Master. As of and for the periods ended September 30, 2014 and December 31, 2013, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2014 and for the year ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

The Master considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended September 30, 2014 and December 31, 2013, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2014 and for the year ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

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

September 30, 2014

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2013 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Net Income (Loss) Per Unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights.”

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that, other than as referenced in Note 1 to the financial statements, there were no subsequent events requiring adjustment of, or disclosure in, the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its equity in its trading accounts consisting of cash, cash margin, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2014.

The Partnership’s capital consists of capital contributions of the partners, as increased or decreased by income(loss) from investment in the Master on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2014, Partnership capital decreased 15.0% from $9,090,982 to $7,731,638. This decrease was attributable to the redemptions of 1,618.7110 Redeemable Units totaling $1,187,445 and 100.6130 General Partner unit equivalents totaling $75,614, coupled with the net loss from operations of $96,285. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of units and distribution of profits, if any.

For the nine months ended September 30, 2014, the Master’s capital decreased 4.5% from $56,951,856 to $54,402,635. This decrease was attributable to redemptions of 6,431.1718 units totaling $10,030,434 and distribution of interest income to feeder funds totaling $6,528, which was partially offset with the net income from operations of $2,487,741 and the subscription of 3,133.8325 Redeemable Units totaling $5,000,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2014, the net asset value per unit increased 6.6% from $736.31 to $784.63, as compared to a increase of 1.9% in the third quarter of 2013. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the third quarter of 2014 of $626,978. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, grains, non-U.S interest rates, and softs and were partially offset by losses in energy, indices, U.S. interest rates and metals. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the third quarter of 2013 of $409,666. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, grains, indices, U.S. and non-U.S. interest rates and were partially offset by losses in energy, metals and softs.

The most significant gains were achieved within the currency sector during September from short positions in the Japanese yen versus the U.S. dollar as the relative value of the yen declined after economic indicators showed Japan’s economy was growing at a slower pace than previously forecast. Additional gains in the currency sector during September were experienced from short positions in the euro and Swiss franc versus the U.S. dollar as slumping economies across the Euro-zone increased speculation the European Central Bank would initiate further stimulus measures. Within the global interest rate markets, gains were recorded during August from long positions in European fixed income futures as prices advanced over investor speculation the European Central Bank would continue stimulus measures after reports showed euro-area manufacturing expanded less than previously estimated during July. Additional gains during August were recorded from long positions in U.S. Treasury bond and Treasury note futures. Gains within the agricultural markets were experienced during July and September from short positions in wheat and corn futures as prices declined as favorable growing conditions in the U.S. Midwest increased speculation that crop totals would reach record levels during 2014. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the energy markets during July and August from long positions in crude oil and its related products as prices declined after industry reports indicated crude stockpiles in the U.S. increased during the second quarter. Within the global stock index markets, losses were experienced during September from long positions in U.S., European, and Asian equity index futures as prices declined amid reports of weaker-than-expected economic growth in Europe and Asia. Losses within the metals markets were recorded during August from short positions in copper futures positions as prices increased amid signs of a strengthening economic recovery in the U.S.

During the Partnership’s nine months ended September 30, 2014, the net asset value per unit decreased 0.1% from $785.52 to $784.63, as compared to a decrease of 0.9 % in the nine months ended September 30, 2013. The Partnership, through its investment in the Master, experienced a net trading gain before fees and expenses in the nine months ended September 30, 2014 of $367,859. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, grains and non-U.S interest rates and were partially offset by losses in energy, indices, U.S. interest rates, metals and softs. The Partnership, through its investment in the Master, experienced a net trading gain before brokerage fees and related fees in the nine months ended September 30, 2013 of $1,006,607. Gains were primarily attributable to the Master’s trading of commodity futures in grains, indices, metals and softs and were partially offset by losses in currencies, energy, U.S. and non-U.S. interest rates.

The most significant gains were achieved within the global interest rate markets during August from long positions in European fixed income futures as prices advanced over investor speculation the European Central Bank would continue stimulus measures after reports showed euro-area manufacturing expanded less than previously estimated during July. Additional gains were experienced during May from long positions in European fixed income futures as prices moved higher after the European Central Bank indicated it would increase stimulus measures to raise inflation. During May additional gains in the global interest rate sector were recorded from long positions in U.S. Treasury bond and Treasury note futures as prices increased amid easing investor concern the U.S. Federal Reserve would raise borrowing costs. Within the currency markets, gains were achieved during September from short positions in the Japanese yen versus the U.S. dollar as the relative value of the yen declined after economic indicators showed Japan’s economy was growing at a slower pace than previously forecast. Additional gains in the currency sector during September were experienced from short positions in the euro and Swiss franc versus the U.S. dollar as slumping economies across the Euro-zone increased speculation the European Central Bank would initiate further stimulus measures. A portion of the Partnership’s gains for the first nine months of the year was partially offset by losses incurred within the metals complex during June from short positions in silver and gold futures as prices rose after geopolitical unrest in the Ukraine and the Middle East increased investor demand. Additional losses were recorded during February from short positions in gold and silver futures as prices climbed higher after the release of discouraging economic reports in the U.S. Within the energy markets, losses were experienced during July and August from long positions in crude oil and its related products as prices declined after industry reports indicated crude stockpiles in the U.S. increased during the second quarter. Additional losses were incurred within the global stock index sector during January from long positions in U.S., Asian, and European equity index futures as prices declined as economic growth momentum in China weakened and the U.S. Federal Reserve announced measures to further taper its quantitative easing program. Within the agricultural markets, losses were recorded during February from short positions in coffee futures as prices advanced dramatically as severe drought conditions threatened crops in Brazil. Additional losses were recorded during March from short positions in wheat futures as prices advanced over concern South American crop totals would be adversely affected by drought conditions in Brazil.

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

Interest income on 80% of the Partnership’s average daily equity allocated to it by the Master during each month was earned at a 30-day U.S. Treasury bill rate determined weekly based on the average noncompetitive yield on 3-month Treasury bills maturing in 30 days or at the monthly average of the 4-week U.S. Treasury bill discount rate, as applicable. Interest income allocated from the Master for the three and nine months ended September 30, 2014 decreased by $209 and $1,573, respectively, as compared to the corresponding periods in 2013. The decrease in interest income is primarily due to lower U.S. Treasury bill rates as well as lower average daily equity for the Partnership during the three and nine months ended September 30, 2014, as compared to the corresponding periods in 2013. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership during the reporting periods depended on the average daily equity in the Partnership’s (or the Partnership’s allocable portion of the Master’s) account and upon interest rates over which the Partnership, the Master and MS&Co. had no control.

Ongoing selling agent fees/brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Ongoing selling agent fees/brokerage fees for the three and nine months ended September 30, 2014 decreased by $72,485 and $215,418, respectively, as compared to the corresponding periods in 2013. This decrease is due to lower average net assets as compared to the corresponding periods in 2013, as well as a reduction in ongoing selling agent fees from an annual rate of 4.5% to an annual rate of 2.5% effective April 1, 2014.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Management fees for the three and nine months ended September 30, 2014 decreased by $19,286 and $69,189, respectively, as compared to the corresponding periods in 2013. The decrease in management fees is due to lower average net assets as compared to the corresponding periods in 2013, as well as a reduction in management fees paid to the Advisor from an annual rate of 2.0% to an annual rate of 1.75% effective April 1, 2014.

Administrative fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Administrative fees for the three and nine months ended September 30, 2014 decreased by $3,607 and $14,822, respectively, as compared to the corresponding periods in 2013. The decrease in administrative fees is due to lower average net assets as compared to the corresponding periods in 2013.

Special Limited Partner profit share allocations are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no profit share allocations earned for the three and nine months ended September 30, 2014 and 2013. The Special Limited Partner will not be allocated a profit share until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2014 and December 31, 2013, and the highest, lowest and average values during the three months ended September 30, 2014 and the twelve months ended December 31, 2013. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013.

As of September 30, 2014, the Master’s total capitalization was $54,402,635 and the Partnership owned approximately 14.7% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of September 30, 2014 was as follows:

September 30, 2014

			Three Months Ended September 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,744,162	5.04%	$7,408,178	$2,744,162	$5,053,866
Energy	652,209	1.20%	1,105,550	566,830	770,996
Grains	600,600	1.10%	629,338	394,295	511,354
Indices	2,910,572	5.35%	4,744,422	2,418,463	3,307,095
Interest Rates U.S.	453,250	0.83%	922,384	453,250	666,157
Interest Rates Non-U.S.	1,924,008	3.54%	1,967,682	1,580,655	1,843,330
Metals	1,585,068	2.92%	1,585,068	739,692	1,320,718
Softs	196,350	0.36%	377,728	162,690	246,278

Total	$11,066,219	20.34%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010, and 2009.

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

On May 7, 2009, MS&Co. was named as a defendant in a purported class action lawsuit brought under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, which is now styled In re Morgan Stanley Mortgage Pass-Through Certificates Litigation and is pending in the United States District Court for the Southern District of New York (“SDNY”). The third amended complaint, filed on September 30, 2011, alleges, among other things, that the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates in 2006 contained false and misleading information concerning the pools of residential loans that backed these securitizations. The plaintiffs seek, among other relief, class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. On

July 22, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to approval by the court, which has set a final approval hearing for December 18, 2014.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and an affiliate and other defendants in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $54 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss for this action up to the difference between the $54 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s Securities Act of 1933, as amended, claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in January 2015. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. On May 23, 2014, plaintiff and the defendants in the bellwether trial filed motions for summary adjudication, which were denied. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $291 million, and the certificates had incurred actual losses of approximately $6 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $291 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and its affiliates and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. and/or its affiliates in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. and its affiliates filed an answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $55 million and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. and certain of its affiliates in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. and/or its affiliates was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. and its affiliates appealed on April 11, 2013. On May 3, 2013, MS&Co. and its affiliates filed an answer to the amended complaint. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $82 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $82 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and certain affiliates and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. and/or its affiliates was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. and its affiliates filed an answer on August 17, 2012. Trial is currently scheduled to begin in July 2015. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $111 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $111 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. On October 7, 2014, the court denied MS&Co.’s motion for reconsideration of the court’s order denying its motion for summary judgment and granted its motion for reconsideration of the court’s order denying permission for interlocutory appeal. On October 22, 2014, MS&Co. filed a petition for permissive interlocutory appeal with the appellate court. Trial is currently scheduled to begin in March 2015. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $44 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $44 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. On June 5, 2014, the defendants filed a renewed motion to dismiss the amended complaint. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $613 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $613 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and certain affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. and/or its affiliates or sold to plaintiff by MS&Co. and/or its affiliates was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff voluntarily dismissed its claims against MS&Co. and its affiliates with respect to two of the securitizations at issue. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $66 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $66 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. and its affiliates for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. On August 29, 2014, the defendants filed an answer to the complaint, and on September 18, 2014, the defendants filed a notice of appeal from the ruling denying their motion to dismiss. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $73 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $73 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. and its affiliates for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied defendants’ motion to dismiss. On July 10, 2014, MS&Co. and its affiliates filed a renewed motion to dismiss with respect to two certificates at issue in the case. On October 13, 2014, MS&Co. filed its answer to the complaint. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $300 million, and the certificates had incurred actual losses of approximately $78 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $300 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the United States District Court for the Southern District of New York. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. and its affiliates for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissionary and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On April 28, 2014, the court granted in part and denied in part plaintiff’s motion to strike certain of the defendants’ affirmative defenses. On July 11, 2014, the defendants filed a motion for reconsideration of the court’s order on the motion to dismiss the complaint or, in the alternative, for certification of interlocutory appeal and a stay of all proceedings, which was denied on September 30, 2014. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $211 million, and the certificates had incurred actual losses of approximately $27 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $211 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Partnership no longer offers Redeemable Units for sale.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 – July 31, 2014	110.6840	$ 703.25	N/A	N/A
August 1, 2014 – August 31, 2014	225.8500	$ 735.64	N/A	N/A
September 1, 2014 – September 30, 2014	361.4490	$ 784.63	N/A	N/A
	697.9830	$ 755.87	N/A	N/A

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

** Redemptions of Redeemable Units are effected as of the end of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.	Defaults Upon Senior Securities – None.

Item 4.	Mine Safety Disclosures – Not Applicable.

Item 5.	Other Information – None.

Item 6.	Exhibits

3.1	Limited Partnership Agreement (filed as Exhibit 3.1 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).

3.2	Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York (filed as Exhibit 3.1 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).

(a)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 21, 2005 (filed as Exhibit 3.2A to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(b)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 19, 2008 (filed as Exhibit 3.2B to the Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(c)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 28, 2009 (filed as Exhibit 99.1 to the Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated June 29, 2010 (filed as Exhibit 3.2(d) to the Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(f)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated August 7, 2013 (filed as Exhibit 3.2(f) to the quarterly report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

10.1(a)	Customer Agreement between the Partnership and CGM (filed as Exhibit 10.2 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).

(b)	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective August 2, 2013 (filed as Exhibit 10.1(b) to the Quarterly Report on Form 10-Q filed on September 30, 2013 and incorporated herein by reference).

10.2	Escrow Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).

10.3(a)	Agency Agreement among the Partnership, the General Partner and CGM (filed as Exhibit 10.3 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).

(b)	Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2013 (filed as Exhibit 10.3(b) to the Quarterly Report on Form 10-Q filed on September 30, 2013 and incorporated herein by reference).

(c)	Letter amending the Alternate Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective April 1, 2014 (filed as Exhibit (10.3)(c) to the Quarterly Report on Form 10-Q filed May 14, 2014 and incorporated herein by reference).

(d)	Letter amending the Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management, effective October 1, 2014 (filed as Exhibit 10.3(d) to the Quarterly Report on Form 10-Q filed August 13, 2014 and incorporated herein by reference).

10.4	Management Agreement among the Partnership, the General Partner and Graham (filed as Exhibit 10.1 to the Registration Statement on Form 10 filed on April 29, 2005 and incorporated herein by reference).

(a)	Letter extending the Management Agreement between the General Partner and Graham from June 30, 2013 to June 30, 2014 (filed as Exhibit 10.4(a) to the Annual Report on Form 10-K filed on March 27, 2014 and incorporated herein by reference).

(b)	Amendment to the Management Agreement between the Partnership, the General Partner and the Advisor, effective April 1, 2014 as Exhibit 10.4(b) to the Quarterly Report on Form 10-Q (filed as Exhibit 10.4(b) to the quarterly report on Form 10-Q filed on May 14, 2014 and incorporated herein by reference).

Exhibit 31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Director) (filed herewith).

Exhibit 31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director) (filed herewith).

Exhibit 32.1 — Section 1350 Certification (Certification of Director) (filed herewith).

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

FAIRFIELD FUTURES FUND L.P. II

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan Director

Date: November 13, 2014

By:	/s/ Steven Ross
Steven Ross Chief Financial Officer (Principal Accounting Officer)

Date: November 13, 2014